Form 10QSB
period 1996-09-30
BALTIA AIR LINES INC
filed 1997-06-05
CIK 869187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                         BALTIA AIR LINES, INC. (Baltia)
             (Exact name of registrant as specified in its charter)


STATE of NEW YORK                                         11-2989648
(State of Incorporation)                       (IRS Employer Identification No.)



              63-25 SAUNDERS STREET, SUITE 7 I, REGO PARK, NY 11374
                    (Address of principal executive offices)

Registrant s telephone number, including area code: (718) 275 5205


Check whether the issuer (1) filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports(, and (2) has been subject to such filing requirements for the past 90 days. Yes X

Baltia s Initial Public Offering Registration Statement became effective September 16, 1996. This is the first report to which Baltia is subject to filing under Section 13 or 15(d) of the Exchange Act.


      Securities Registered: SB-2 Registration Statement No. 333-20006-NY, PP.31-21 DESCRIPTION OF SECURITIES, which is hereby incorporated by reference.

                          BALTIA IS A CORPORATE ISSUER
The number of shares outstanding of each of the issuer s classes of common equity, as of September 30, 1996:

     Class                                           Number of Shares
Common Stock Par Value $.0001 Per Share                  4,300,000

Transitional Small Business Disclosure Format (Check one): No  X

                       DOCUMENTS INCORPORATED BY REFERENCE
                  SB-2 Registration Statement No. 333-20006-NY

                          PART I-FINANCIAL INFORMATION

Item 1.  Financial Statement.


                                            BALTIA AIR LINES, INC
                                         (A DEVELOPMENT STAGE COMPANY)
                                                  BALANCE SHEET


                                                        September 30      December 31       December 31        December 31
                                                            1996             1995              1994                1993
                                                         (Unaudited)

             ASSETS

 Current assets:
      Cash                                            $        10,164  $         6,913  $          1,481  $                7
 Other assets:
       Deferred offering costs                                150,000                0                 0                   0

       Total assets                                   $       160,164  $         6,913  $          1,481  $                7


       LIABILITIES AND STOCKHOLDERS  DEFICIT

 Current liabilities:
      Accounts payable                                $       454,038  $       515,188  $        505,043  $          488,915
      Accounts payable to stockholders                        326,012          176,012           176,012             176,012

      Accrued expenses to stockholders                        270,928          270,928           270,928             270,928

       Interest payable to stockholders                       304,041          253,048           185,058             117,068

      Other liabilities to stockholders                        22,142           22,142            22,142              22,142
      Notes payable to stockholders                         1,210,047        1,097,615         1,057,289           1,037,659

       Total current liabilities                            2,587,208        2,334,933         2,216,472           2,112,724

 Accounts payable to stockholder                            1,628,432        1,628,432         1,400,614           1,323,880

       Total liabilities                                    4,215,640        3,963,365         3,617,086           3,436,604
 Redeemable common stock                                      400,000          400,000                 0                   0


 Stockholders  deficit:
   Common stock - $.0001 par value;
 100,000,000 shares authorized, 4,350,000,
 4,350,000, 4,043,850 and 3,853,750 shares issued
 and outstanding at June 30, 1996, and December 31,               435              435               404                 385
 1995, 1994 and 1993, respectively

   Preferred stock - no par value;
 5,000 shares authorized, 0 shares issued and
 outstanding at June 30,1996, and December 31,                      0                0                 0                   0
 1995, 1994 and 1993, respectively

      Additional paid-in capital                              296,281          296,281           524,964             523,081
      Contributed capital                                   1,422,050        1,325,516           954,660             497,410

      Deficit accumulated
       during development stage                           (6,174,242)      (6,005,684)       (5,095,633)         (4,457,473)

       Total stockholders  deficit                        (4,455,476)      (4,356,452)       (3,615,605)         (3,436,597)

 Commitments and contingencies
       Total liabilities and stockholders  deficit    $       160,164  $         6,913  $          1,481  $                7



                                                   STATEMENT OF CASH FLOWS

                                                                                                              August 24, 1989
                                                                                                              (Inception) to
                                           Nine Months End                         Years Ended                September 30,
                                                  September 30,                  December 31,

                                              1996        1995           1995         1994         1993            1996

                                                 (Unaudited)                                                    (Unaudited)

 Cash flow from operating activities:



                                            (168,558) $  (519,422)  $  (910,051) $  (638,160) $  (266,889)  $     (6,174,242)


   Net loss                             $

   Adjustments to reconcile net loss to
 net cash provided by operation:

     Depreciation                                   0            0             0            0            0            219,410

     Increase in accounts payable              88,850       91,841       237,963       92,863       70,440          2,408,482
     Increase in accrued expenses                   0            0             0            0       79,750            270,928

     Increase in other liabilities                  0            0             0            0          630             22,142

     Increase in interest payable              50,993       50,993        67,990       67,990       68,640            304,041
     Net cash (used) for operating
    activities                               (28,716)    (376,589)     (604,098)    (477,307)     (47,429)        (2,949,240)

 Cash flows form investing activities:

   Increase in deferred offering costs      (150,000)            0             0            0            0          (150,000)

   Purchase of equipment                            0            0             0            0            0          (219,410)
             Net cash (used) for
             investing activates            (150,000)            0             0            0            0          (369,410)

 Cash flows from financing activities:

   Proceeds from shareholder loans            112,432       35,898        40,326       19,630        4,659          1,210,047

   Proceeds from issuance
  of common stock                                   0       86,310       107,851        1,901       42,336          1,133,219
  Increase in redeemable
     Common stock                                   0            0       400,000            0            0            400,000

  Decrease in paid-in capital                       0            0     (336,503)            0            0          (336,503)

   Purchase and retirement
     Of treasury stock                              0            0             0            0            0          (500,000)

   Contributed capital                         69,534      265,313       397,856      457,250            0          1,422,050
           Net cash provided for
           Financing activities               181,966      387,521       609,530      478,781       46,995          3,328,813








 Net increase (decrease) in cash                3,251       10,932         5,432        1,474        (434)             10,164

 Cash at beginning of period                    6,913        1,481         1,481            7          441                  0

 Cash at end of period                         10,164       12,413         6,913        1,481            7             10,164




                                                    STATEMENT OF OPERATIONS
                                 Nine Months Ended                       Years Ended                 August 24, 1989
                                   September 30,                         December 31                  (Inception) to
                                                                                                      September 30,

                                 1996          1995          1995          1994          1993              1996

                                    (Unaudited)                                                        (Unaudited)

 Revenues                  $           0 $           0 $           0 $           0 $            0 $                 0


 Expenses

   General and
 administrative                   37,126        59,251        98,017        16,429        115,803          1,949,047

   Professional fees               3,810       108,296       279,543        93,641         80,007           1,852,313
   Service contributions          69,534       265,313       397,856       457,250              0           1,422,050

  Training expenses                    0             0             0             0              0             225,637

  Abandoned fixed asset
 acquisition                           0             0             0             0              0             205,162








  Salaries and benefits                0             0             0             0              0             137,702

     Total expenses              110,470       432,860       775,416       567,320        195,810           5,791,911


 Interest expense net             58,088        86,562       134,635        70,840         71,079             382,331

 Net loss                  $   (168,558) $   (519,422) $   (910,051) $   (638,160) $    (266,889) $       (6,174,242)


 Net loss per share              $(0.04)       $(0.12)       $(0.20)       $(0.16)        $(0.07)             $(1.42)
/TABLE

Item 2.  Management s Discussion and Analysis or Plan of Operation.   SB-2
Registration Statement No. 333-20006-NY pp. 30-40 incorporated herein became effective 9/16/96. In the pursuing two weeks virtually no change has occurred.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings. Refer to SB-2 Registration Statement No. 333-20006-NY, page 48.

Item 2.  Intentionally omitted.

Item 3.  Intentionally omitted.

Item 4.  Intentionally omitted.

Item 5.  Intentionally omitted.

Item 6. Exhibits and Reports on Form 8-K. Refer to exhibits on file with the Securities and Exchange Commission in conjunction with SB-2 Registration Statement No. 333-20006-NY incorporated herein.

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Baltia Air Lines, Inc., Registrant

Date: 6-2-1997                     (Signature)
                                   By: Igor Dmitrowsky, President

Date: 6-2-1997                     (Signature)
                                    By: Walter Kaplinsky, Secretary