Form 10QSB
period 1997-03-31
BALTIA AIR LINES INC
filed 1997-09-03
CIK 869187

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                       BALTIA AIR LINES, INC. (Baltia)
           (Exact name of registrant as specified in its charter)

STATE of NEW YORK                                      11-2989648
(State of Incorporation)          (IRS Employer Identification No.)

                63-25 SAUNDERS STREET, SUITE 7 I, REGO PARK, NY 11374
                      (Address of principal executive offices)

         Registrant's telephone number, including area code: (718) 275 5205

Check whether the issuer (1) filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No x. Yes x. Required reportsfiled herewith.

Baltia s Initial Public Offering Registration Statement became effective September 16, 1996.

 Securities Registered: SB-2 Registration Statement No. 333-20006-NY, Amendment No. 7, (Post Effective)

       DESCRIPTION OF SECURITIES,  which is hereby incorporated by reference.
                                          .

                            BALTIA IS A CORPORATE ISSUER
The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 1997:

            Class                                          Number of Shares

  Common Stock Par Value $.0001 Per Share                      4,350,000
  Preferred Stock No Par                                          -0-

Transitional Small Business Disclosure Format (Check one): No  x


                     DOCUMENTS INCORPORATED BY REFERENCE
                    SB-2 Registration Statement No. 333-20006-NY
                         Amendment No.  7, (Post Effective)

                            PART I-FINANCIAL INFORMATION

Item 1.  Financial Statement.


         BALTIA AIR LINES, INC.
     (A DEVELOPMENT STAGE COMPANY)
            BALANCE SHEET
                                                March 31, 1997     December 31,1996
                                                (Unaudited)
      ASSETS
Current assets:
 Cash                                             $      2,748        $          340

     Total assets                                 $      2,748        $          340

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                 $    553,404        $      553,405
                                                       176,013               176,012

 Accrued expenses to stockholders                      270,928               270,928
 Interest payable to stockholders                      321,168               321,168

 Other liabilities to stockholders                      22,142                22,142
 Notes payable to stockholders                       1,270,410             1,223,391
     Total current liabilities                       2,614,065             2,567,046

Accounts payable to stockholder                      1,628,432             1,628,432
     Total liabilities                               4,242,497             4,195,478
Redeemable common stock                                400,000               400,000

Stockholders' deficit:
 Common stock - $.0001 par value;

     100,000,000 shares authorized,
     4,350,000 and 4,350,000 shares issued and
     outstanding at March 31, 1997 and
     December 31, 1996, respectively                       435                   435

 Preferred stock - no par value;
     15,000 shares authorized, 0 shares issued
     and outstanding at March 31, 1997 and
     December 31, 1996, respectively                         0                     0

 Additional paid-in capital                          1,648,797             1,648,797

 Deficit accumulated during development stage       (6,288,981)           (6,244,370)

     Total stockholders' equity (deficit)           (4,239,749)           (4,595,138)

    Total liabilities and stockholders' equity   $      2,748        $          340

             BALTIA AIR LINES, INC.
         (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF OPERATIONS
                                                                                   August 24, 1989
                            Six Months Ended               Years Ended              (Inception) to
                              March 31,1997               December 31,              March 31, 1997
                                                       1996          1995

                               (Unaudited)                                            (Unaudited)

Revenues                           $        0     $         0  $           0     $                 0

Expenses

    General and administrative          6,991          92,749         98,017               1,918,912
    Professional fees                   4,000          77,817        279,543               1,852,503
    Service contributions                   0               0        397,856               1,352,516
    Training expenses                       0               0              0                 225,637
    Abandoned fixed asset
    acquisition                             0               0              0                 205,162

    Salaries and benefits                   0               0              0                 137,702
     Total expenses                    10,991         170,566        775,416               5,692,432

Interest expense net                    5,382          68,120        134,635                 329,625

Net loss
                                   $  (16,373)    $  (238,686) $    (910,051)    $       (6,022,057)

Net loss per share                    $0.00          ($0.05)       ($0.20)                   ($1.23)


          BALTIA AIR LINES, INC.
       (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CASH FLOWS

                                     Six Months Ended            Years Ended                August 24, 1989
                                      March 31, 1997             December 31,          (Inception) to March 31,
                                       (Unaudited)           1996            1995           1997 (Unaudited)

Cash flows from operating activities:
   Net loss                               $  (44,611)     $(238,686)  $       (910,051)      $(6,288,981)
   Adjustments to reconcile net loss to net
   cash provided by operation:
      Depreciation                                 0              0                  0           219,410
      (Increase) in prepaid expense                0              0                  0                 0

      Increase (decrease) in
        accounts payable                           0         38,217            237,963         2,357,849
      Increase in accrued expenses                 0              0                  0           270,928
      Increase in other liabilities                0              0                  0            22,142
      Increase in interest payable                 0         68,120             67,990           321,168
          Net cash (used) for
            operating activities             (44,611)      (132,349)          (604,098)       (3,097,484)

Cash flows from investing activities:
      Purchase of equipment                        0              0                  0          (219,410)
      Net cash (used) for
       investing activities                        0              0                  0          (219,410)
Cash flows from financing activities:

   Proceeds from shareholder loans (net)      47,019        125,776             40,326         1,270,410
   Proceeds from issuance of common stock          0              0            107,851         1,133,219
   Increase (decrease) in redeemable
     common stock                                  0              0            400,000           400,000
   Increase (decrease) paid-in capital             0              0           (336,503)         (336,503)
   Purchase & retirement of treasury stock         0              0                  0          (500,000)

   Contributed capital                             0              0            397,856         1,352,516
      Net cash provided for financing
      activities                              47,019        125,776            609,530         3,319,642
Net increase (decrease) in cash                2,408         (6,573)             5,432             2,748
Cash at beginning of period                      340          6,913              1,481                 0
Cash at end of period                     $    2,748  $         340  $           6,913            $2,748


Item 2.  Management s Discussion and Analysis or Plan of Operation.   Amendment
No. 7 of Registration Statement No.  333-2006, Management Discussion and
Analysis.

PART II -OTHER INFORMATION

Item 1.     Intentionally omitted.

Item 2.     Intentionally omitted.

Item 3.     Intentionally omitted.

Item 4.     Intentionally omitted.

Item 5.     Intentionally omitted.

Item 6. Exhibits and Reports on Form 8-K. Refer to exhibits on file with the Securities and Exchange Commission in conjunction with SB-2 Registration Statement No. 333-20006-NY , Post Effective Amendment No. 7. incorporated herein.

                                      SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Baltia Air Lines, Inc., Registrant


Date:                                        (signature)
                                     By: Igor Dmitrowsky, President

Date:                                          (Signature)
                                      By: Walter Kaplinsky, Secretary