Form 10QSB
period 1997-06-30
BALTIA AIR LINES INC
filed 1997-09-03
CIK 869187

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-QSB

QUARTERLY REPORT UNDER SEC. 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No x. Yes x. Required reports filed herewith.

Baltia's Initial Public Offering Registration Statement became effective September 16, 1996.

                               Securities Registered:
 SB-2 Registration Statement No. 333-20006-NY, Amendment No. 7, (Post Effective)
        DESCRIPTION OF SECURITIES,  which is hereby incorporated by reference.

                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer s classes of common equity, as of June 30, 1997:

        Class                                                       Number of
                                                                    Shares

  Common Stock Par Value $.0001 Per Share                           4,885,000
  Preferred Stock No Par                                                -0-

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

                                                 June 30, 1997    December 31, 1996
                                                  (Unaudited)
ASSETS
    Current assets:
    Cash                                         $       6,153    $              340
Other assets:
    Pre-paid media placements                          396,090                     0
       Total assets                              $     402,243    $              340

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
    Accounts payable                             $     554,405    $          553,405
    Accounts payable to stockholders                    65,317               176,012
    Accrued expenses to stockholders                         0               270,928
    Interest payable to stockholders                         0               321,168
    Other liabilities to stockholders                        0                22,142
    Notes payable to stockholders                      223,850             1,223,391
       Total current liabilities                       843,572             2,567,046

Accounts payable to stockholder                              0             1,628,432
       Total liabilities                               843,572             4,195,478
Redeemable common stock                                      0               400,000

Stockholders' deficit:
    Common stock - $.0001 par value;
       100,000,000 shares authorized,
       4,885,000 and 4,350,000 shares issued
       and outstanding at June 30, 1997 and                488                   435

    Preferred stock - no par value;
       15,000 shares authorized, 0 shares
       issued and outstanding at June 30, 1997 and
       December 31, 1996, respectively                       0                     0
    Additional paid-in capital                       5,846,199             1,648,797

    Deficit accumulated
      during development stage                    (6,288,016)           (6,244,370)

       Total stockholders' equity (deficit)          (441,329)           (4,595,138)
       Total liabilities and stockholders'
       equity                                    $     402,243    $              340


                BALTIA AIR LINES, INC.
            (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF OPERATIONS
                                                          Years Ended               August 24, 1989
                              Six Months Ended            December 31,               (Inception) to
                                June 30, 1997          1996           1995           June 30, 1997
                                   (Unaudited)                                       (Unaudited)

Revenues                           $         0     $        0   $           0     $            0

Expenses
   General and
   administrative                       42,646         92,749          98,017          2,047,316
   Professional fees                     1,000         77,817         279,543          1,927,320
   Service contributions                     0              0         397,856          1,352,516
   Training expenses                         0              0               0            225,637

   Abandoned fixed asset
   acquisition                               0              0               0            205,162
   Salaries and benefits                     0              0               0            137,702
     Total expenses                     43,646        170,566         775,416          5,895,653
Interest expense net                         0         68,120         134,635            392,363

Net loss                           $   (43,646)    $ (238,686)  $    (910,051)    $   (6,288,016)
Net loss per share                      ($0.01)        ($0.05)         ($0.20)            ($1.29)

           BALTIA AIR LINES, INC.
       (A DEVELOPMENT STAGE COMPANY)
          STATEMENT OF CASH FLOWS
                                     Six Months Ended           Years Ended               August 24, 1989
                                         June 30,              December 31,                (Inception) to
                                                                                              June 30,
                                    1997 (Unaudited)        1996          1995          1997 (Unaudited)
Cash flows from operating activities:
   Net loss                             $    (43,646)  $  (238,686)  $   (910,051)  $          (6,288,016)

   Adjustments to reconcile net loss to net cash
   provided by operation:
     Depreciation                                  0             0              0                 219,410
     (Increase) in prepaid expense          (396,090)            0              0                (396,090)
     Increase(decrease)in accounts
     payable                                (109,695)       38,217        237,963               2,248,154
     Increase in accrued expenses           (270,928)            0              0                       0
     Increase in other liabilities           (22,142)            0              0                       0
     Increase in interest payable           (321,168)       68,120         67,990                       0
     Net cash (used) for operating
     activities                           (1,163,669)     (132,349)      (604,098)             (4,216,542)
Cash flows from investing activities:
      Purchase of equipment                        0             0              0                (219,410)
       Net cash (used) for
         investing activities                      0             0              0                (219,410)
Cash flows from financing activities:
   Proceeds from shareholder loans(net)   (2,627,973)      125,776         40,326              (1,404,582)
   Proceeds from issuance of common stock         53             0         107851               1,133,272

   Increase (decrease) in redeemable
     common stock                           (400,000)            0        400,000                       0
   Increase (decrease) paid-in capital     3,904,332             0       (336,503)              3,567,829
   Purchase and retirement
     of treasury stock                             0             0              0                (500,000)

   Contributed capital                       293,070             0        397,856               1,645,586
     Net cash provided for financing
     activities                            1,169,482       125,776        609,530               4,442,105
Net increase (decrease) in cash                5,813        (6,573)         5,432                   6,153
Cash at beginning of period                      340         6,913          1,481                       0
Cash at end of period                   $      6,153  $        340  $       6,913   $               6,153


Item 2.  Management s Discussion and Analysis or Plan of Operation.   Amendment
No. 7 of Registration Statement No.  333-2006, Management Discussion and
Analysis.


PART II -OTHER INFORMATION

Item 1.     Intentionally omitted.

Item 2.     Intentionally omitted.

Item 3.     Intentionally omitted.

Item 4.     Intentionally omitted.

Item 5.     Intentionally omitted.

Item 6. Exhibits and Reports on Form 8-K. Refer to exhibits on file with the Securities and Exchange Commission in conjunction with SB-2 Registration Statement No. 333-20006-NY , Post Effective Amendment No. 7.incorporated herein.

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