Form 10KSB
period 1996-12-31
BALTIA AIR LINES INC
filed 1997-11-13
CIK 869187

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

DESCRIPTION OF SECURITIES, which is hereby incorporated by reference. DESCRIPTION OF SECURITIES, DESCRIPTION OF SECURITIES.

                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1996:

      Class                                              Number of Shares
Common Stock Par Value $.0001 Per Share                     4,350,000
Preferred Stock No Par Value                                   -0-

Transitional Small Business Disclosure Format (Check one): No  X

                         DOCUMENTS INCORPORATED BY REFERENCE
                    SB-2 Registration Statement No. 333-20006-NY
                         Amendment No.  7, (Post Effective)

Check whether the issuer (1) filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No X and Yes X . Required reports filed herewith.

Baltia's Initial Public Offering Registration Statement became effective September 16, 1996. This is the first annual report to which Baltia is subject to filing under Section 13 or 15(d) of the Exchange Act.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB
or any amendment tio this Form 10-KSB.   X

Baltia has not commenced revenue operations to date. State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. To date, there is no market for Baltia stock. However, see Amendment No. 7 of Registration Statement No. 333-2006, Underwriting, Determination of Public Offering Price.

                                       PART I

Item 1. Description of Business. Amendment No. 7 of Registration Statement No. 333-2006, Business.

Item 2.  Description of Property.  Intentionally Omitted.

Item 3.  Legal Proceedings.    Intentionally Omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.    Intentionally
Omitted.
                                       PART II

Item 5. Market for Common Equity and Related Stockholder Matters. No present market. Applications made to NASDAQ and Boston Stock Exchange. Also see Amendment No. 7 of Registration Statement No. 333-2006, Description of Securities.

Item 6. Management s Discussion and Analysis or Plan of Operation. Amendment No. 7 of Registration Statement No. 333-2006, Management Discussion and Analysis.

Item 7. Financial statements. See Amendment No. 7 of Registration Statement No. 333-2006, Selected Financial Data; Financial Statements.

Item 8.  Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure.    Intentionally Omitted.

                                      PART III

Item 9.  Directors, Executive officers, Promoters and Control Persons:
Compliance With Section 16(a) of the Exchange Act.  Compliance confirmed.
Also see Amendment No. 7 of Registration Statement No. 333-2006, Management; Principal Stockholders.

Item 10. Executive Compensation. See Amendment No. 7 of Registration Statement No. 333-2006, Management, Compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management. See Amendment No. 7 of Registration Statement No. 333-2006, Principal Stockholders.

Item 12. Certain Relationships and Related transactions. See Amendment No. 7 of Registration Statement No. 333-2006, Certain Transactions.

Item 13. Exhibits and Reports on Form 8-K. See Amendment No. 7 of Registration Statement No. 333-2006, Financial Statements; Exhibits. No report has been filed on Form 8-K.

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Baltia Air Lines, Inc., Registrant


Date:                _______________(SIGNATURE)__________________________
                                       By: Igor Dmitrowsky, President

Date:                _______________(SIGNATURE)__________________________
                                   By: Walter Kaplinsky, Secretary