Form 10QSB
period 1997-09-30
BALTIA AIR LINES INC
filed 1997-12-04
CIK 869187

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-QSB

QUARTERLY REPORT UNDER SEC. 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Securities Registered: SB-2 Registration Statement No. 333-20006-NY, "Description of securities," which is hereby incorporated by reference

                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1997:

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

                    SB-2 Registration Statement No. 333-37409


                            PART I-FINANCIAL INFORMATION

Item 1.  Financial Statement.

                              BALTIA AIR LINES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                 September 30, 1997    December 31, 1996
                                                  (Unaudited)
ASSETS
    Current assets:
    Cash                                         $       2,582    $              340
Other assets:
    Pre-paid media placements                          396,090                     0
       Total assets                              $     398,672    $              340

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
    Accounts payable                             $     539,154    $          553,405
    Accounts payable to stockholders                    65,318               176,012
    Accrued expenses to stockholders                         0               270,928
    Interest payable to stockholders                         0               321,168
    Other liabilities to stockholders                        0                22,142
    Notes payable to stockholders                      304,340             1,223,391
       Total current liabilities                       908,812             2,567,046

Accounts payable to stockholder                              0             1,628,432
       Total liabilities                               908,812             4,195,478
Redeemable common stock                                      0               400,000

Stockholders' deficit:
    Common stock - $.0001 par value;
       100,000,000 shares authorized,
       4,885,000 and 4,350,000 shares issued
       and outstanding at September 30, 1997 and           488                   435
       December 31, 1996, respectively

    Preferred stock - no par value;
       15,000 shares authorized, 0 shares
       issued and outstanding at September 30, 1997 and
       December 31, 1996, respectively                       0                     0

    Additional paid-in capital                       4,200,613             1,648,797

    Contributed Capital	                             1,645,586

    Deficit accumulated
      during development stage                      (6,244,369)           (6,244,370)

       Total stockholders' equity (deficit)           (510,140)           (4,595,138)
       Total liabilities and stockholders'
       equity                                    $     398,672    $              340


                               BALTIA AIR LINES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS

                             Quarterly Results          Nine Months Ended             Years Ended               August 24, 1989
                            Ending September 30            September 30,                December 31,              (Inception) to
                              1997         1996          1997         1996          1996           1995         September 30, 1997
                                 (Unaudited)               (Unaudited)                                             (Unaudited)
Revenues                    $        0           0     $         0                 $        0   $           0     $            0

Expenses
   General and
   administrative               38,185      12,952          80,833       37,126        92,749          98,017          2,085,501
   Professional fees            30,625       1,160          31,625        3,810        77,817         279,543          1,957,945
   Service contributions             0      10,658               0       69,534             0         397,856          1,352,516
   Training expenses                 0           0               0            0             0               0            225,637

   Abandoned fixed asset
   acquisition                       0           0               0            0             0               0            205,162
   Salaries and benefits             0           0               0            0             0               0            137,702
     Total expenses             68,810      24,770         112,458      110,470       170,566         775,416          5,964,463
Interest expense net                 0      23,998               0       58,088        68,120         134,635            392,363

Net loss                       (68,810)    (48,768)    $  (112,458)    (168,558)   $ (238,686)  $    (910,051)    $   (6,356,826)
Net loss per share             ( $0.01)    ( $0.01)        ( $0.02)    (  $0.04)     (  $0.05)         ($0.20)            ($1.30)

                              BALTIA AIR LINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                          Nine Months Ended               Years Ended              August 24, 1989 (Inception)
                                            September 30,                 December 31,             to September 30,
                                          1997         1996            1996          1995                1997
                                             (Unaudited)                                              (Unaudited)
Cash flows from operating activities:
   Net loss                             $   (112,458) $ (168,558)   $ (238,686)    $ (910,051)    $        (6,356,826)

   Adjustments to reconcile net loss to net cash
   provided by operation:
     Depreciation                                  0           0             0              0                 219,410
     Contributed Services                    293,070           0             0        397,856               1,645,586
     (Increase) in prepaid expense          (396,090)          0             0              0                (396,090)
     Increase(decrease)in accounts
     payable                                (124,945)     88,850        38,217        237,963               2,263,404
     Increase in accrued expenses           (270,928)          0             0              0                       0
     Increase in other liabilities           (22,142)          0             0              0                       0
     Increase in interest payable           (321,168)     50,993        68,120         67,990                       0
     Net cash (used) for operating
     activities                           (  954,661)    (28,716)     (132,349)      (206,242)             (2,655,016)
Cash flows from investing activities:
      Purchase of equipment                        0           0             0              0                (219,410)
       Net cash (used) for
         investing activities                      0           0             0              0                (219,410)
Cash flows from financing activities:
   Proceeds from shareholder loans(net)   (2,547,482)   (112,432)      125,776         40,326              (1,324,093)
   Proceeds from issuance of common stock         53           0             0        107,851               1,133,272
   Increase (decrease) paid-in capital     3,504,332           0             0         63,497               3,567,829
   Purchase and retirement
     of treasury stock                             0           0             0              0                (500,000)

     Net cash provided for financing
     activities                              956,903     181,966       125,776        211,674               2,877,008
Net increase (decrease) in cash                2,242       3,251        (6,573)         5,432                   2,582
Cash at beginning of period                      340       6,913         6,913          1,481                       0
Cash at end of period                   $      2,582      10,164  $        340  $       6,913   $               2,582



Item 2.  Management's Discussion and Analysis or Plan of Operation,
SB-2 Registration Statement No. 333-2006-NY (effective 9-16-97), and 333-37409 (filed 10-8-97), and Amendments thereto.


PART II -OTHER INFORMATION

Item 1.     Intentionally omitted.

Item 2.     Intentionally omitted.

Item 3.     Intentionally omitted.

Item 4.     Intentionally omitted.

Item 5.     Intentionally omitted.

Item 6. Exhibits and Reports on Form 8-K. Refer to exhibits on file with the Securities and Exchange Commission in conjunction with SB-2 Registration Statement No. 333-20006-NY, Post Effective Amendment No. 7, and SB-2 Registration Statement No. 333-37409, incorporated herein.

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