Form 10KSB/A
period 1996-12-31
BALTIA AIR LINES INC
filed 1998-01-29
CIK 869187

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-KSB

                                     Amendment 1

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

Securities Registered:

     12 G #O-28502, SB-2 Registration Statement No. 333-20006-NY,



                        DESCRIPTION OF SECURITIES

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, $.0001 par value per share, and 15,000 shares of Preferred Stock, $1.00 par value. At the Effective Date, a total of 4,885,000 shares of Common Stock are issued and outstanding and held by over 100 shareholders. No shares of Preferred Stock are issued and outstanding.

Common Stock

All outstanding shares of Common Stock are, and the shares offered hereby will be, duly authorized, validly issued, fully paid and non-assessable. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, out of funds legally available therefor and, subject to prior rights of holders of any Preferred Stock then outstanding, if any, to share rateably in the net assets of the Company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares, nor are there any redemption or sinking fund provisions associated with the Common Stock. The Certificate of Incorporation does not provide for cumulative voting. Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Lack of Control by Minority Shareholders

Holders of shares of Common Stock are entitled to one vote per share on all matters requiring a vote of stockholders. Since the Common Stock does not have cumulative voting rights in electing directors, the holders of a majority of the outstanding shares of Common Stock voting for the election of directors can elect all of the directors, excepting one board seat reserved for the Underwriter's nominee for three years.

Stock Transfer Agent

The Transfer Agent and Registrar for the shares of Common Stock is Continental Stock Transfer and Trust Company, 2 Broadway, New York, NY 10004, telephone:
(212) 509-4000.

Warrants

 In this Offering the Company will issue 3,000,000 Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at $6.50 during the four-year period commencing one year from the date of this Prospectus. The Company may redeem outstanding Warrants, once they become exercisable at a price of $.125 per Warrant on not less than 30 days written notice, provided the closing bid quotations of the Shares have exceeded $10 for 20 consecutive trading days ending on the third day prior to the date on which notice is given.

Baltia intends to redeem the Warrants at the earliest opportunity. Warrants may not be exercised following redemption. Therefore, the investor may have to exercise the Warrant earlier than he or she intended. If the Warrants are called for redemption by the Company, an investor may have to exercise the Warrants before maximum profit can be gained. The Warrants expire five years after the Effective Date, or sooner if the Warrants are called for redemption. The Prospectus will become "stale" nine months following the Effective Date.
The Company will try to maintain, and will provide, a current prospectus at such time as the Company may call for redemption, but assumes no obligation to maintain a current prospectus otherwise. Warrants may not be exercised or redeemed in the absence of a current prospectus and the Company's Warrant and Transfer agents are forbidden to accept Warrants unaccompanied a current prospectus.

Warrant Exercise Procedure

Warrants may be exercised by mailing or delivering a dully executed and completed Warrant Subscription Certificate together with payment in full of the subscription price of $6.50 per share of Common Stock. Except as described herein under "Late Delivery of Warrants," Warrant Subscription Certificates must arrive on or before the Expiration Date and any subscriptions received after the Expiration Date will not be honored. Payment must be made in United States dollars in cash or by bank certified or cashier's check, or by wire transfer of good funds payable to the order of the Warrant Agent. Once a holder has exercised a Warrant, the exercise is irrevocable. Certificates representing the shares of Common Stock purchased upon the exercise of Warrants will be delivered to the purchasers as soon as practicable after receipt of the Subscription Agreement and funds.

The Warrant Agent is Continental Stock Transfer and Trust Company, 2 Broadway, New York, NY 10004, telephone: (212) 509-4000.

The instructions in the Warrant Subscription Certificate should be read carefully and followed in detail. Do not send Warrant Subscription Certificates or payment to the Company or to the Underwriters. Except as described herein under "Late Delivery of Warrants," no subscriptions will be accepted until the Warrant Agent has received delivery of a duly executed Warrant Subscription Certificate and payment of the subscription price. The risk of delivery of Warrant Subscription Certificates and payments to the Warrant Agent will be borne by the holders of Warrants and not by the Company or the Warrant Agent. If the mail is used to exercise Warrants, it is recommended that insured, registered mail be used. Any questions or requests for assistance concerning the method of subscribing for shares or for additional copies of this Prospectus should be directed to the Warrant Agent.

All questions as to the validity, form, eligibility and acceptance of any exercise of Warrants will be determined by the Company at its sole discretion. The Company may waive any defect or irregularity, permit a defect or irregularity to be corrected within such time as it may determine, or reject any exercise of a Warrant which it determines to have been made improperly.

Late Delivery of Warrants

If on or before the Warrant Expiration Date the Warrant Agent receives the full subscription price for the shares of Common Stock, together with a letter or telegraphic guaranty from a bank or trust company which is a member of the New York Clearing House (or is a correspondent of such a bank) or a member firm of the New York Stock Exchange or American Stock Exchange or Nasdaq, that the Warrant Subscription Certificate to which it relates will be surrendered to the Warrant Agent within five business days after the Expiration Date, the subscription will be accepted subject to receipt of the duly executed Warrant Subscription Certificate within the five business days.

Purchase and Sale of Warrants

The Warrants are immediately detachable, exercisable and separately tradable. The Company has applied for the Nasdaq listing symbol "BALTW" for Warrants. No assurance can be given that a trading market for the Warrants will develop, or if one does develop, whether it will sustain or at what price the Warrants will trade. Prior to this Offering, there has been no public market for the Warrants.

Representative's Warrants

At the Closing of this Offering the Company will sell to the Representative, for a total purchase price of $10.00, Warrants entitling the Representative to purchase up to 100,000 shares of Common Stock at $8.575 per Share (140% of initial public offering price) and 300,000 Warrants at $.175 per Warrant (140% of initial public offering price). Warrants underlying the Representative's Warrants differ from the Warrants offered to the public hereunder to the extent that the Warrants are non-redeemable by the Company. The exercise prices of the Option and underlying Warrants are subject to anti-dilution adjustment under certain conditions. The Representative's Warrants are exercisable during the four-year period commencing one year form the date of this Prospectus, and the Warrants are non-transferable for one year except to the officers of the Representative, members of the underwriting group and their respective officers or partners. The Securities issuable upon the exercise of the Representative's Warrants have been reserved by the Company and have been included in the Registration Statement of which this Prospectus is a part.

Preferred Stock

The Company has authorized 15,000 Preferred Shares which may be issued from time to time, as authorized by the board of directors. Preferred shares have $1 par value and no voting rights. As of the present date thereof, no shares of Preferred Stock are outstanding and the Company has no present plans to issue any shares of Preferred Stock.


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB
or any amendment to this Form 10-KSB.   X

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

                                       PART I

Item 1. Description of Business.

                       BUSINESS

The Company was incorporated in the State of New York on August 24, 1989, as a United States' airline, with an objective to provide full-service commercial, passenger, cargo and mail transportation from the US to the republics of the former Soviet Union. Since 1989 the Company's management has extensively traveled to Russia, the Baltics and other nations of the former Soviet Union to conduct a market study, make operating arrangements, and to evaluate first-hand the unfolding of the free market enterprise system. In 1990, The Company's management predicted the separation of the former Soviet Union into independent nations, and the subsequent emergence of commercial opportunities for American business. In 1991, the Company's Chief Executive Officer, Mr. Dmitrowsky, testified before the House Aviation Subcommittee on the implementation of the new US- former USSR bilateral agreement by US airlines. The Company's senior management team has been approved by the Department of Transportation to operate a US flag airline (DOT Order 96-1-24 and 96-2-51).

In 1990, the Company competed with eleven carriers, American, TWA, Continental, Delta, American Trans Air, Pan Am, Federal Express, United, Alaska Airlines, UPS and Evergreen, for routes between the US and USSR. In 1991, the Department of Transportation granted the Company authority to provide scheduled service non-stop from JFK to St. Petersburg and non-stop from JFK to Riga, with online service to Minsk, Kiev and Tbilisi. Alaska Airlines was granted authority to serve trans-Pacific routes to Magadan and Khabarovsk, which it currently serves. Delta, which currently serves Moscow, was not awarded routes in the competition but subsequently purchased the former Pan Am routes (Docket 47149, DOT Order 91-6-2). Preparing to commence service on its authorized routes, in 1992 the Company trained 30 pilots, 38 flight attendants, 17 mechanics and 8 dispatchers and completed substantial tasks toward its FAA air carrier certification requirements, but the Company did not commence flight operations at the time due to incomplete financing. On August 14, 1995, the Company reapplied to the DOT to conduct JFK-St. Petersburg scheduled air service.

In 1996 the DOT reissued the Company's authority to serve the JFK - St. Petersburg route. The DOT authority is conditional upon the Company's obtaining FAA air carrier certification and meeting the DOT regulatory one-time financial requirement to have, upon commencement of flight operations, working capital equal to an average three months operating expenses. Prior to commencement of its JFK - St. Petersburg service, the Company is required to complete its FAA air carrier certification which process is based on a 90-day schedule of events in which the Company will submit manuals and train crews to operate the B747-100. The Company will also have to perform a mini-evacuation test and 50 hours of proving flights. With the proceeds from this Offering the Company intends to commence scheduled non-stop flights on the New York
- St. Petersburg route in 1998, providing full passenger, cargo and mail service.

Description of the Market

In the Company's opinion, a first-time visitor to St. Petersburg would find many similarities with a first-time visitor to New York, Paris or Rome. New York is a prime destination for international air transportation due to the size of its population, the magnitude of its port-of-entry position within the US, and its cultural, industrial and commercial role in the nation. Considering these same fundamental indicators, St. Petersburg is a prominent gateway to Russia and, indeed, to all of Northern Europe. St. Petersburg is the leading maritime and surface cargo center, and the Company expects it to become Russia's air cargo center. In its "Profile of St. Petersburg and the Leningrad Oblast" the DOC describes the City as follows:

  St. Petersburg, the former capital of Russia, has a population of just under five million people, and is the second largest city in Russia and the fourth largest city in Europe. It is a central hub for commercial activity in the Northwest Region of Russia, and is a major intellectual, cultural, financial, and industrial center of the Russian Federation. The city government is openly probusiness and has lead dynamic campaign of reform resulting in privatization of over 70% of the local enterprises as of July 1994. St. Petersburg is home to the largest commercial sea port, by volume, in Northwest Russia, and the city serves as a major transportation center for the Russian Federation and the Northwest Region. . . . A major share of the high technology sector of the former Soviet Union is concentrated in St. Petersburg with more than 400 scientific research institutes. The City also has among the best educated and skilled work force in the Russian Federation. One-tenth of all scientists in Russia work in St. Petersburg and over one-third of all employees have university or higher professional degrees. A city of more than 50 museums (including the Hermitage), and approximately 40 theaters and concert halls, (such as the Marinsky), St. Petersburg is a major historical and cultural center that attracts up to a million tourists annually. The combination of its many attributes renders St. Petersburg one of the most dynamically evolving regions in Russia.
    US Dept of Commerce BISNIS 6-29-94 flash fax #3.

The DOC, Bureau of the Census, reported in 1994 that air cargo traffic from the US to Russia grew from 14,000,000 lbs in 1992 to 30,800,000 lbs in 1993, a 120% increase. Air cargo from Russia to the US grew from 1,540,000 lbs in 1992 to 3,740,000 lbs in 1993, a 143% increase. In 1993 IATA forecast a 21.1% annual growth rate for freight traffic to and from Eastern Europe in the period from 1993 to 1997. The actual statistics available in 1994 demonstrate that the growth rate between 1992 and 1993 in the US-Russia air cargo traffic was 5.8 times greater than the IATA forecast. The Company has received offers from two JFK-based cargo agents. Paramount Cargo Marketing, Inc. projects shipments of 20 tons per flight, and RAF International Sales projects shipments of 50 to 75 tons weekly to St. Petersburg.

According to the DOC, USTTA, in 1993 there were 478,950 American passengers visiting Russia; and there were 126,158 Russian-originating passengers who visited the United States. Because no 1993 city traffic statistics were available, using US-Russia traffic, Baltia projected US-St Petersburg traffic to be 20% of 1994 US-Russia traffic. According to CIC Research (DOC contractor), by 1995 actual traffic to St. Petersburg had doubled Baltia's traffic projection. The actual growth rate from 1995 to the present is not publicly available. St. Petersburg has a growing number of private travel agencies that serve the new segment of affluent Russian travelers who require quality service. IATA forecasts a 10.2% annual growth rate in passenger traffic to and from Eastern Europe from 1993 to 1997. The Company surveyed fares of the leading foreign airlines that are serving the US-Russia market. Over the past several years, fares in the US-Russia market have remained stable and have incrementally risen (6% from 1993 to 1994, and 4% from 1994 to 1995).

The US-Russia Bilateral Agreement restricts foreign airlines, excepting Russian airlines, from providing non-stop service between the US and Russia, and, no Russian or US airline offers non-stop service between JFK-St. Petersburg. Thus, the Company will offer the only non-stop service with a wide-body aircraft from New York to St. Petersburg. Unlike the domestic flights, the international flights are conducted pursuant to bilateral agreements between countries, and most countries are considered "limited entry markets." The US-Russia market is a limited entry market because only a restricted number of airlines from the two nations are authorized therein to operate between the US and Russia. Furthermore, the number of foreign airlines in the market is limited by restrictions in bilateral agreements between their respective countries and both the US and Russia. The European carriers who serve this market are required to stop at their national hubs en route.

The Company has identified several market segments in the US-Russia Market: (i) Business Travelers, (ii) General Tourism,
(iii) Ethnic Travelers, (iv) Special Interest Groups, (v) Professional Exchanges, and (vi) Government and Diplomatic
Travel:

Business and First Class

American business travelers generally choose reliable, high quality, non-stop service and typically choose First, Business, and full fare Voyager (coach) Class tickets. (Crane's, Feb. 21, 1994, Executive Travel) Business travelers originate primarily from New York, Washington, Boston, Chicago and Atlanta. (US DOC, USTTA)

General Tourism and Ethnic Travel

Americans traveling on leisure typically choose Excursion fares, individually or as part of wholesale air and ground tour packages. Americans with ethnic ties to Russia and other former Soviet Republics, originating largely in New York, Chicago and Los Angeles, generally book in advance and choose excursion fares. This category also includes US-bound emigrants and family visitors originating in Russia with tickets pre-paid in the US. (US Census Data on Distribution of Ethnic Populations in the US)

Special Interest Groups

Special interest groups represent a relatively new and substantial category of travelers which is generated by the US government, sister cities, educational institutions, and cultural exchange programs. Passengers typically originate in the US, but many also originate in Russia using tickets pre-paid in the US. These exchange programs choose coach and business fares. In 1993, 16,612 US-originating passengers attended conventions in Russia, and 10,520 US-originating passengers studied in Russia. (US DOC, BISNIS, Government Programs to Russia)

Professional Exchanges

American-Russian professional exchanges are sponsored by trade associations, the US government, cities, hospitals, colleges, corporations, and performing arts institutions. Example: In December 1993, the Provost, Columbia University, NY, contacted the Company regarding transportation needs of the Consortium consisting of 82 US and Russian Universities. (Also, DOC, BISNIS, Internships and Professional Exchanges)

Government and Diplomatic Travel

The Fly America Act (41CFR301.3-6) requires US government and diplomatic travelers to fly on a US carrier where one is available. They generally originate in Washington, DC and New York. The State Department and the US Counsel General in St. Petersburg last contacted the Company in 1995 about using its flights from JFK to St. Petersburg. At this time the Company has no specific contacts with the Counsel General or the State Department. As reported by the DOC BISNIS on-line information service, among the agencies sending the most employees to Russia are: the Department of State, the DOC, the Department of Agriculture. The DOC programs aimed at Russia transported over 16,000 passenger in 1993.

On average, according to the DOC, USTTA, eight out of ten
Americans traveling to Russia visit St. Petersburg, the second largest city in Russia with a population of 5 million.

Marketing Objective

The Company's objective is to establish itself as a leading quality carrier in its market niche over the North Atlantic with operations that are profitable over time. In order to accomplish this objective, the management intends to compete for the passenger segments that require quality by establishing and maintaining quality standards which will assure the Company's lead in service among the leading European airlines that are providing connecting flights to St. Petersburg. Although 40% dilution of the average weighted fare is allocated for discount promotions, the Company does not expect to be in direct competition with deep discount airlines, including several East European airlines and the offspring of the former Soviet airline Aeroflot, which also provide connecting flights to St. Petersburg.

Overall Market Strategy

The Company will operate between two of the largest nations in one of the world's fastest growing markets providing non-stop, wide-body passenger service with First, Business, and Voyager Class accommodations. The Company's passenger market strategy is tailored to particular preferences of the various segments of its customers with marketing attention particularly focused on American business travelers with interests in Russia who require high quality, non-stop service from the US to Russia.

The Company's initial marketing strategy is based on selected travel and business publications, supplemented by direct mailings to corporate travel planners, and individual American businesses that are currently involved in Russia. The Company plans to sponsor selected industry and trade events in the US and in St. Petersburg, and to implement a controlled frequent flyer program for frequent business travelers. Seawind Cruise Lines and Hilton Hotels have expressed interest to conduct joint marketing programs with the Company. The Company has no contractual relationships with Seawind Cruise Lines, Hilton Hotels or other referenced businesses. The Company will also advertise to the general public throughout the US. In June 1997, the Company issued 65,000 shares to Trent Trading for the purchase of $396,090 in media placements (advertising space in U.S. NEWS & WORLD REPORT, BUSINESS WEEK and NEW YORK LAW JOURNAL).

In addition to the Company's schedules and tariffs listed in the Official Airline Guide ("OAG"), and worldwide access to reservations on the Company's flights through a Computer Reservations and Ticketing System ("CRS"), the Company intends to provide customer service and reservations centers in New York and in St. Petersburg. With respect to the CRS service, the Company has proposals from Pars Worldspan, Sabre and Apollo reservations and ticketing systems. The Company intends to activate the reservations service with the selected system when the DOT issues its order authorizing the Company to sell advance tickets.

Marketing strategy relating to capacity and overall quality experienced by passengers are important in the Company's aircraft choice. Four aircraft types which are capable of flying non-stop on the JFK-St. Petersburg route, B747, DC10-30, B767, and B777, reduce the travel time to approximately 8 hours. Of these, the Company's management believes that the cabin size of a Boeing B747 aircraft offers the greatest degree of comfort and capacity for the JFK-St. Petersburg market. Its dispatch reliability lies within the 97% range contributing to passenger confidence in the Company's dependability (Boeing Report ID:RM 23004). The Company's dependability is further enhanced because B747, a four-engine aircraft, is not subject to ETOPS regulations which could limit flights during certain weather conditions. "ETOPS" is an acronym for Extended Range Twin Engine Operations which generally requires that during year one a twin engine aircraft be operated within 75 minutes from a suitable airport. If one of the airports on the Great Circle route is snowed in, or otherwise unusable, a twin engine aircraft would not receive dispatch clearance for a flight to St. Petersburg. With B747 the Company will provide non-stop wide-body cargo service from the JFK to St. Petersburg, offering containers, pallets, and block space arrangements in the aircraft's cargo bay. Additionally, the Company plans to market "Baltia Express", non-stop shipment of express packages between the US and St. Petersburg. The Company also expects revenues from diplomatic mail and cargo.

Marketing Promotion

In addition to the above overall strategy and having its sales specialists directly contact travelers and shippers, the Company intends to have the following specialized marketing programs:

For the general tourism market, the Company plans to conduct promotion through tour operators and wholesalers who specialize in tourism to Russia, with attention to upscale tour packages. (Example: 1994 Harvard Alumni Association's "Journey of the Czars" cruise between Moscow and St. Petersburg) To promote the destination and the convenience of its non-stop flights into St. Petersburg, the Company plans to organize periodic travel agency familiarization trips, and to sponsor selected cultural and performing arts events to emphasize the Company's policy to provide quality of service. As part of its marketing strategy to associate the Company's service with culture and quality and develop name recognition, in 1992, the Company sponsored the St. Petersburg Festival at the Metropolitan Opera in New York, and established promotional contacts in the St. Petersburg's performing arts community, including the conductor, director and management of the Kirov Opera & Ballet, as well as management of Hotel Astoria, Grand Hotel Europa, and the Pribaltiyskaya Hotel which the Company believes has value in obtaining future Company publicity with the performing artists. By being able to associate the Company's nonstop service to St. Petersburg with quality art and performances, the inherent quality of the arts will be associated with the name and service of the Company. Developing name recognition is important to the Company. The Company's Director of Public Relations and V.P. of Marketing maintains these relationships presently, but no specific promotion is currently conducted. The costs of future promotion of the arts in St. Petersburg will not be paid from the marketing allocation set forth in the Use of Proceeds , but will be paid from operating revenues. Because the Company does not want to advertise its service prematurely, it has not conducted recent promotion.

For the ethnic passenger market, the Company plans to advertise in selected ethnic publications, and on ethnic radio broadcasts in the US. The Company has planed direct mailings to ethnic organizations and travel agencies to announce the service, and plans to offer limited introductory fares, group travel packages, and US pre-paid ticket arrangements. In the US and in Russia the Company plans to sponsor selected cultural and ethnic events to promote interaction of people with like ethnic background between the two countries.

For educational associations (example: American Teachers of Russian, Assn.) and colleges offering Russian studies and language programs, mailings, limited introductory fares, group travel packages, and US pre-paid ticket arrangements for Russian travelers are planned. In the US and in Russia the Company plans to sponsor selected cultural and ethnic events. In December 1993 the Company initiated contact with Columbia University which oversees a US-Russian university consortium consisting of 82 US and Russian colleges. Coordination with Columbia University and the other 82 US universities and colleges in the US-Russia alliance programs will be encouraged. In July 1996 the Company had its most recent contact with Columbia University. Currently the Company has no contract but expects the contacts to lead to group travel by students and faculty either through contract or group rate fares. The Company's promotional materials may describe this major academic and scientific exchange program featuring Moscow and St. Petersburg universities as well as US Universities. For special group professional passenger market, the Company plans direct mailings to trade associations, foundations, educational institutions, and government agencies.

Description of the Industry

Until the Airline Deregulation Act of 1978, the domestic airline industry was economically regulated by the Civil Aeronautics Board ("CAB"). Deregulation brought numerous new carriers into the domestic scheduled airline business challenging the industry fares, work rules, and wages. Over the ensuing eighteen years, most of the new carriers either merged with major carriers or left the business. Major carriers that could not adapt to the changing times left the business, generally bringing to a close the period of adjustment to jet travel under deregulation, and the Company believes, setting the stage for a new era of profitability in the airline industry. Generally, major US airlines are currently either making a profit or decreasing their annual loss. (See generally http://www.bts.gov/oia/indicators, Bureau of Transportation Statistics, U.S. DOT)

History demonstrates that the industry is not uniform. While most small new carriers went out of business, while some major US airlines had been losing money in operations blaming each other for damaging price wars, Southwest Airlines has consistently offered prices which are substantially below the "low" prices offered by other airlines. Since 1973, Southwest has been consistently profitable, with an operating profit to operating revenue ratio as high as 21%. Air Transport World now uses Southwest's operating results as a standard to which the operating results of other airlines are compared. Additionally, Virgin Atlantic, North American Airlines, and Tower Air all began operating a single aircraft and are now significant airlines. Some large and some small airlines succeed and are profitable while others are not. (Air Transport World Magazine, Dec 1994. Also see UPI, 8 Apr 1996, <UsouthwestURpNC-A@clarinet>)

Competition

While the Company recognizes that it will commence revenue operations with the only non-stop service, nonetheless, the Company will face one-stop and two-stop service competition from the leading European airlines. The European airlines provide connections to St. Petersburg through their European hubs. In 1996 Delta ceased serving St. Petersburg and has since applied to the DOT for authority to market St. Petersburg through code sharing with foreign carriers.

The Company's management does not take the Company's non-stop service advantage for granted. The Company's management is convinced that, when the Company commences revenue service, it will have to compete by using operating efficiency and by providing consistent quality service to passengers and cargo shippers alike in order to establish the Company as a commercial success in its market niche. The Company will provide non-stop, wide-body, First, Business and Voyager class passenger service, and a palletized and containerized service for cargo.

The following is a Company 1997 survey of one and two stop services in the US - St. Petersburg market. The respective airlines can change their flight schedules and frequency. (April
1997 Official Airline Guide generally confirms the stated competition.)

Finnair

Finnair flew between Helsinki and St. Petersburg daily. Five days a week, to connect with its flights from US to Helsinki, a layover time of 1:15 hours was required east-bound, and 1:40 hours of layover was required west-bound. Total en route time east-bound was 11 hours, and total en route time west-bound was 11:30 hours. The other two days required a layover of 5 hours east-bound, and an overnight stay in Helsinki west-bound. Total en route time east-bound was 19 hours, and west-bound 31 hours. The JFK - Helsinki flight was on a wide-body MD11 aircraft. The connecting flight from Helsinki to St. Petersburg was on a narrow-body DC9 aircraft. Finnair did not have First class service, and did not have palletized and containerized cargo service into St. Petersburg. From the MD11, cargo must be unpacked and manually loaded into the narrow-body DC9. Scandinavian Airlines System (SAS)

SAS served St. Petersburg from Stockholm and Copenhagen daily.
To connect with its flights from the US at Stockholm or Copenhagen, east-bound layover time was 1:30 hours, and west-bound required an overnight stay in either Copenhagen or Stockholm. Total en route time east-bound was 10:30 hours, and total en route time west-bound was 30 hours through Stockholm and 31:30 hours through Copenhagen. The Newark - Stockholm or Newark
- Copenhagen flight was on a wide-body B767 aircraft. From Stockholm or Copenhagen the connecting flight to St. Petersburg was on a narrow-body DC9 aircraft. SAS did not have First class service, and did not have palletized and containerized cargo service into St. Petersburg. From the B767, cargo must be unpacked and manually loaded into the narrow-body DC9.

Lufthansa

Lufthansa served St. Petersburg from Frankfurt daily. To connect with its flights from the US at Frankfurt, East-bound layover time was 1:40 hours, and an overnight stay in Frankfurt was required on West-bound flights. Total en route time East-bound was 13:10 hours, and total en route time West-bound was 25:20 hours. The New York to Frankfurt flight was on a wide-body A340 aircraft. From Frankfurt the connecting flight to St. Petersburg was on a narrow-body A320 aircraft. Lufthansa had First, Business and Couch seating, but did not have palletized and containerized cargo service into St. Petersburg. From the A340, cargo must be unpacked and manually loaded into the narrow-body A320.

KLM Royal Dutch Airlines

KLM served St. Petersburg from Amsterdam daily. To connect with its flights from the US at Amsterdam, East-bound layover time was 1 hour, and West-bound layover time was 1 hour. Total en route time East-bound was 12:30 hours, and total en route time West-bound was 15 hours. The New York to Amsterdam flight was on a wide-body B747 aircraft. From Amsterdam the connecting flight to St. Petersburg was on a narrow-body B737 aircraft. KLM did not have First class seating, and did not have palletized and containerized cargo service into St. Petersburg. From the B747, cargo must be unpacked and manually loaded into the narrow-body B737.

British Airways, Air France, Austrian Airlines, and Swissair

British Airways served St. Petersburg through London twice weekly. The return required overnight stay in London. Air France flew to St. Petersburg through Paris twice weekly and required overnight stay in Paris on return. Austrian Airlines flew to St. Petersburg through Vienna four times a week. Swissair flew to St. Petersburg through Zurich three times a week. The Company does not consider these, and other European carriers with circuitous routing to St. Petersburg, as its leading competitors.

Delta Air Lines (US carrier)

Delta Air Lines provided non-stop service to Moscow. In 1996 Delta ceased providing service to St. Petersburg and has applied to the DOT for authority to market St. Petersburg through code sharing with foreign carriers. Even though Delta is a US carrier, Management believes that it is not a leading competitor in the market based upon the market share carried by Delta compared with that carried by Finnair and SAS.

Aeroflot (Russian carrier)

Aeroflot provided service to St. Petersburg through Moscow six times a week. Aeroflot did not offer arrival and departure times for St. Petersburg's connecting flight at Moscow. It estimated the layover times at Moscow to be between 3 to 5 hours.
Estimated total en route time East-bound was 14 hours, and estimated total en route time West-bound was 15 hours. Aeroflot caters to the discount market of Russian travelers.

Summary of Competition

Finnair and SAS have been the leading foreign airlines in the US-Russia market because of the geographical locations of Helsinki, Stockholm and Copenhagen (change of gauge points - hubs). Other foreign airlines have to fly more circuitous routes through their hubs. A total of 36 world airlines provide some form of connecting flights at varying levels of service from New York City to St. Petersburg.

The Company will offer exclusive non-stop, wide-body service in the market. The Company's JFK - St. Petersburg non-stop block time is conservatively listed at 8 hours and 34 minutes (includes taxi times & estimated air traffic delays). The normal JFK - St. Petersburg flying time is approximately 7 hours and 20 minutes. The Company may reduce its listed block times to represent the prevailing block times in the field. Corporate, business and first class travelers with a single destination logically prefer non-stop service.

Interlining at JFK, LaGuardia and Newark Airports

The Company will inaugurate its JFK - St. Petersburg service with one round trip flight per week. Because its nonstop flight has shorter en route time (relative to competing airlines), when operating, the Company will be able to schedule departures and arrivals which, according to the Company's survey, allows each Company flight to connect at JFK, LaGuardia, and Newark airports with 131 in-bound flights prior to the Company's departure for St. Petersburg and with 143 flights out-bound after the Company's arrival from St. Petersburg. Each Company flight will meet with TWA, United Airlines, Continental, Delta, US Air, American and US Air Shuttle flights to and from the following cities: Seattle, Chicago, Denver, Phoenix, New Orleans, Pittsburgh, Miami, Washington DC, Boston, Philadelphia, Dallas, Atlanta, Los Angeles, San Francisco, San Diego, Orlando and Houston. Flights by airlines may be subject to change. In calculating the number of connections, the Company counted flights which permit adequate connecting time. The Company does not include flights arriving and departing with less than the following minimum connecting times: 45 minutes at JFK, 1:30 hours at LaGuardia, and 2 hours at Newark. The Company believes that convenient connection times will maximize its traffic pool in the continental US.

The Company's proposed schedule assuming one round trip per week is:

Depart JFK at 17:00  . . . . . . . . . . . . . . . . . .   Mon
Arrive LED at  9:34 +1 . . . . . . . . . . . . . . . . . . Tue
Depart LED at 12:00  . . . . . . . . . . . . . . . . . . . Thu
Arrive JFK at 13:31  . . . . . . . . . . . . . . . . . . . Thu

The Company will not initiate service with five round trips per week, but is authorized by the DOT to increase frequency of service up to five round trips per week. As the market allows, the Company plans to increase frequency. Ultimately, the Company expects to operate five round trips per week. The Company's proposed schedule assuming five round trips per week is:

Depart JFK at 17:00  . . . . . . . . (Sun, Mon, Wed, Thu, Fri)
Arrive LED at  9:34 +1 . . . . . . . (Mon, Tue, Thu, Fri, Sat)

Depart LED at 12:00  . . . . . . . . (Mon, Tue, Thu, Fri, Sat)
Arrive JFK at 13:31  . . . . . . . . (Mon, Tue, Thu, Fri, Sat)

"LED" is the three-letter identifier for St. Petersburg's Pulkovo
Airport.  All times are local times and "+1" means next day.  The
Company may adjust the time and frequency of its flights.

The Company's Director of Marketing and Sales has held interline discussions with his counterparts of other airlines. Unlike some of its competitors, the Company does not currently have interline agreements with other airlines. The Company intends to sign interline agreements with other airlines after the Company commences service, but there is no assurance that the such agreement would contain discounts equal to those of its competitors. Interline agreements allow participating carriers to reduce the total cost of a multi-legged ticket involving two or more airlines, each airline contributing a certain discount for the leg on which it provides service in order to bring down the overall price of such a ticket. Prior to the Company's signing interline agreements with other airlines, at their local travel agent through the CRS, passengers will be able to purchase a multi-leg ticket where the Company is one of the air carriers without interline discount, but it may be more expensive that a multi-leg ticket on a competitive airline that has interline agreements in place.

Pricing

The Company's calculation of year one results is based on: (i) the number of passengers (93,431) multiplied by the Weighted Average Fare After Dilution, plus (ii) the pounds of freight (2,800,000) multiplied by the rate per pound. Thus, along with the passenger and cargo volume transported, fares and cargo rates have a direct impact on revenues. In general, traffic volume is driven by the intensity of commerce between two countries, depending on the underlying economic, social and political factors. In general, fares are market driven, depending on demand for and supply of the transportation in the particular market. Fares may also be influenced by tradition and marketing objectives of airlines. All fares and cargo rates are subject to change over time. For discussion on passenger and cargo volume see "Management Discussion and Analysis - Forecast Results of Year One Operation."

In 1997, the Company surveyed the price structures of Finnair, SAS, Lufthansa, Delta and Swissair to compare the published market fares of one- and two-stop connection to St. Petersburg, involving a change of gauge, with the Company's non-stop, wide-body service from JFK to St. Petersburg. The following table summarizes the 1996 published one-way fares (source: Official Airline Guide,1997):


   Published Market Fares (one-stop, change of gauge)
                               First Business  Economy  Discount

 Finnair . . . . . . . . . .     N/A   $2,177     $850     $570
 SAS . . . . . . . . . . . .     N/A    2,302    1,227      594
 Lufthansa . . . . . . . . .  $3,223    2,302    1,269      420
 Swissair  . . . . . . . . .   3,223    2,302      850      670

 Average stop-over fare  . .  $3,223   $2,270   $1,049     $563

 Company's non-stop fare . .  $2,715   $1,595   $1,193     $555

For marketing reasons to reflect the Company's exclusive non-stop service, certain of the Company's published fares are planned incrementally higher. The Company may periodically adjust its fares. The Company focuses its marketing on the First class, Business class and upscale tourism market, requiring non-stop, high quality service. Business and First class travelers are currently paying between $1,707 to $2,660 more than a discount fare. It is reasonable to expect that travelers will prefer the Company's non-stop service . According to the DOC statistics, 77% of all passengers visit one country.

Aeroflot periodically offers round trip discount fares below market average. In 1994 Aeroflot advertised NY-Moscow ticket for $450 round trip and round trip NY-St. Petersburg tickets were offered for $650. When the Company commences revenue service, it will use a 40% dilution factor, a dilution of the weighted average fare used in forecasting revenues which results when passengers purchase a discounted ticket. This percent of dilution will allow the Company to compete periodically with discount programs without compromising its revenue forecasts.
See fare calculation below.

The following table represents the seating configuration and class occupancy ratio of 93,431 passengers forecast for year one:

 Baltia's B747 Seating Configuration and Average Occupancy

                   Available   Passengers    Percent     Percent of
                       Seats   per Flight   Occupancy    Passengers

 First . . . .           16           6      37.5%         3.3%
 Business  . .           32          17      53.1%         9.5%
 Economy . . .           64          37      57.8%        20.6%
 Discounts . .          204         120      58.7%        66.6%

 Total . . . .          316         180      56.9%         100%

The JFK - St. Petersburg passenger market has had its most significant growth in business travel since 1992. Consistent with SAS report (Jax Fax Travel Marketing Magazine, Dec. 1993) that there has been substantial growth specifically in business travel, 1994 DOC statistics report that between 1992 and 1993 the distribution of US passengers to Russia among First, Business and Tourist and Economy Classes was 6%, 14%, and 80% respectively. The ratio of First Class and Business Class fares to Tourist Fares impacts the revenue earned from any given number of passengers. The more First Class and Business Class tickets sold, the more revenue earned from that given number of passengers. The Company calculates its fare revenues based on a 3.3%, 9.5%, and 87.2% class distribution ratio among passengers. However, recognizing the fact that in the market the requirement for First and Business class service is strong, the Company will allocated appropriate seating capacities for its First and Business classes (16 First, 32 Business, and 268 Economy and Discount class seats in Baltia's B747 layout). The following table shows the Company's weighted average passenger fare calculation.


               The Company's JFK - St. Petersburg Fare Calculation
                                                                Contrib. to
                                     Published   Percent of       Weighted
                                       Fare       Passengers      Av. Fare

 First . . . . . . . . . . . . . . . .       $2,715          3.3%       $90.66
 Business  . . . . . . . . . . . . . .        1,595          9.5%       150.91
 Economy <FN1>  . . . . . . .  . . . .        1,193         20.6%       245.67
 Discount Fares  . . . . . . . . . . .          555         66.6%       369.67
 Weighted Average Fare - Undiluted . .                                 $856.91

 Dilution Factor @ 40% for promotion/discount programs .               $342.76
 Weighted Average Fare - After Dilution                                $514.15 <FN2>

<FN1>
(1)  Company trademark: "Voyager Class".
<FN2>
(2)  Yield @ 3,900 NM (av. distance JFK-LED in nautical miles) is
     13.18 cents per mile

Personnel

The DOT Order 96-1-24 and 96-2-51 found the Company's management fit to operate its scheduled international air service. See "Management." At present eight staff members are actively working on the Company's financing and aircraft acquisition; none are currently receiving compensation from the Company. Upon receipt of financing from this Offering, a total of 26 staff and managers will be actively working on air carrier certification and marketing for a period of 90 days during which they will be paid salaries reduced by 40% to 50%. At 40% reduction, total 90-day salaries and training allowances equal $230,000. Immediately prior to commencement of service the Company will employ a total of 94 employees, including: (i) 28 executive, administrative, and sales personnel, (ii) 20 station personnel at JFK and St. Petersburg, (iii) 5 captains, 10 first officers, 5 chief stewards, and 26 stewards. Shortly after commencement of the JFK
- St. Petersburg service the Company intends to bring the total number of employees to 131. Certain employees must be FAA qualified for specific positions. The Company's policy is to hire and retain only the highest quality personnel. The Company will neither pay very low nor excessively high salaries. The Company's management has sole discretion as to the number of employees and employment requirements and conditions.

Facilities

The Company presently subleases facilities on a month-to-month basis from Iceland Air, a permanent tenant in the East Wing of the International Arrivals Building ("IAB"), JFK International Airport, New York, at a rate of $1,200 per month. Upon receipt of IPO proceeds the Company will have an approximate date for commencing revenue service, and will sign a written lease with Iceland Air for larger space as need requires with increase in frequency (aircraft turn-around). Negotiations indicate that the monthly rent presently charged will be replaced by a charge equal to $750.00 per aircraft turn-around, i.e. one aircraft's landing, servicing and departure. As the US carrier providing international service, the Company is eligible for required gate space and other facilities at JFK and at Pulkovo airport in St. Petersburg. Prior to leasing space from Iceland Air, the Company leased office space from the Company's president at his residence at $400 per month.

FAA Air Carrier Certification

To assure that an airline, that has been conditionally certified as fit by the DOT, uses safe operating procedures, as a condition to the DOT certificate, the airline must provide the FAA with written documentation of the procedures to be used in its operations. These written procedures, which include training procedures, are reviewed by the FAA. After the FAA is satisfied with the documentation the airline trains its personnel according to its procedures under FAA supervision. Finally the airline employees demonstrate their mastery of the procedures to the FAA. Upon successful completion of demonstrations, an airline receives its FAA air carrier certification. The FAA will require that the Company submit its manuals and other documentation, train crews for B747, conduct a mini-evacuation demonstration, and complete 50 hours of proving-flight demonstration from JFK to St. Petersburg (equivalent of 3 round trips). During the proving flights the Company is not permitted to carry passengers but it may carry freight.

Regulatory Compliance

The Company will operate as a Part 121 carrier, a heavy jet operator. As such, following certification the Company is required to maintain its air carrier standards as prescribed by DOT and FAA regulation and as specified in the FAA approved Company manuals. As part of its regulatory compliance the Company is required to submit periodic reports of its operations to the DOT, which proprietary data is kept confidential for two years. As a new airline, the Company is likely to be subjected to a greater FAA scrutiny during the first year of its flight operations than an established carrier. Failure to maintain compliance may cause suspension or revocation of air carrier certificate.

US Carrier Operations Under Bilateral Rights

Prior to the conclusion of the 1990 US-USSR Bilateral Agreement, only PanAm and Aeroflot were authorized to operate between their respective countries. All flights between the US and the former Soviet Union were conducted between New York and Moscow, with Washington and St. Petersburg (Leningrad) being served on a limited level. In 1990, shortly after the United States and the former USSR concluded a new expanded bilateral air transportation agreement, the Department of Transportation invited US airlines to compete for the limited route rights under the new bilateral agreement. A total of 12 US airlines were admitted in the competition: the Company, American, Delta, Continental, United, TWA, PanAm, Northwest, Alaska Airlines, American Trans Air, Federal Express, and Evergreen. In 1991, the Department of Transportation awarded the Company rights (passengers, cargo and mail) to fly from JFK to St. Petersburg, and to Riga non-stop; with on-line service via Riga to Minsk, Kiev and Tbilisi. Alaska Airlines was awarded the right to fly to Russia's Magadan and Khabarovsk in the US Pacific, which routes Alaska Airlines currently serves.

After the USSR broke up, the US-Russia Bilateral Agreement of 1994 was signed reinforcing and expanding the former US-USSR Bilateral Agreement of 1990. Under the US-Russia Bilateral Agreement the designated US airlines enjoy certain rights backed by the US Government. Russia has granted certain rights to the United States and reciprocal rights were granted by the United States to Russia. Among the most important of the bilateral rights the Company considers the following: (i) the right to fly non-stop, (ii) the right of change gauge in Russia for beyond service, and (iii) the ability to provide its own service within Russia i.e. ground service of the aircraft, passenger services, cargo service, etc. Other rights enable the Company to conduct normal business practices between the US and Russia, including exemption form duties on materials usable in the Company's business, and unimpeded currency transfers. The Company holds most beneficial the fact that no other foreign country can be a party to the US-Russia Bilateral Agreement and thus, other foreign airlines are excluded from direct service between the US and Russia.

Unexpected political changes in Russia might affect the Company's growth. Airline services under bilateral agreements typically continue even between countries that are adversarial. A break in diplomatic relations could be accompanied by interruption of air service, but such extended occurrences are rare. However, adverse political direction in Russia could impede the rapid growth in US-Russia commerce, i.e. it might slow the future growth in traffic for the Company.

Pending Aircraft Acquisition

The Company's preference is to operate Boeing 747 aircraft on the JFK-St. Petersburg route. The Company is currently in discussion with United Airlines for the acquisition of one B747 to be delivered in 1997, with additional sister ships available in 1998. The Company will acquire aircraft that meet FAA air worthiness requirements. The aircraft purchase package would include a spare engine, parts pool, heavy maintenance service, adoption of a maintenance program, crew training, and certain ground equipment. The Company may purchase or lease depending upon the final arrangements available to the Company at the time of aircraft acquisition. The Company has budgeted $1 million deposit for the aircraft. Monthly acquisition costs are similar under both lease and purchase scenarios and will be paid from operating revenue.



Item 2.  Description of Property.  Intentionally Omitted.

Item 3.  Legal Proceedings.    Intentionally Omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.
         Intentionally Omitted.
                                       PART II

Item 5. Market for Common Equity and Related Stockholder Matters. No present market.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

        MANAGEMENT DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the "Selected Financial and Operating Data" and all of the financial statements and notes thereto and included elsewhere in this Prospectus.

General

The Company was formed as a United States' airline on August 24, 1989 in the State of New York. The Company's objective is to provide scheduled air transportation from the US to Russia. In 1991, the Department of Transportation granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi. That authority expired in 1993. Following the Company's 1995 application, in 1996 the DOT reissued authority to the Company to serve JFK-St. Petersburg. The Company has two registered trademarks "BALTIA" and "VOYAGER CLASS," and five trademarks subject to registration.

The Company's activities to date have been devoted principally to raising capital, obtaining route authority and approval from the Department of Transportation and the Federal Aviation Administration, training crews, and conducting market research to develop the Company's marketing strategy. Following the receipt of the proceeds from this Offering the Company intends to commence scheduled non-stop service on the JFK - St. Petersburg route.

Difficulty of Financing an Airline in 1991-1992

No revenue operations have commenced on authorities granted in 1991 because the Company had not completed financing in 1992. At the time the Company received authority in 1991, the capital markets were slow, the airline industry was in a down-turn, and the USSR was transforming into separate nations, all of which the Company believed limited its access to public or private financing for commencement of flight service. Several of the Company's shareholders who are knowledgeable in financial matters tried to make introductions, but their efforts were useless. Nobody wanted to hear about an airline. Private funding did not materialize and resources of the Company's officers and directors were insufficient to commence revenue operations. Due to incomplete financing, the DOT withdrew the Company's authorities in 1993. In 1995, believing the capital markets to be favorable, the airline industry to be in an up-turn, and Russia to have expanded its political and economic ties with the United States, which were reflected in the growth of passenger traffic and freight, the Company reapplied for JFK-St. Petersburg authority. Based upon the Company's planned IPO and reexamination of the Company's operating plan and fitness as a US air carrier, in 1996 the DOT reissued JFK-St. Petersburg route authority to the Company.

Market Statistics

Facts set forth below were filed with the DOT in 1995 and 1997, and were used as part of the Company's application for fitness to serve the JFK-St. Petersburg route, Docket OST-95-396 and 97-2763. The DOT examined the Company's pre-operating projected expenses, the year-one estimated traffic, fare calculations, resulting passenger and freight revenues, and year-one operating cost estimates projected from these facts, and found them to be comprehensive. DOT also compared the Company's projected aircraft operating costs per block hour with the average of the aircraft operating costs per block hour reported to the DOT for the first quarter of 1995 by carriers operating B747-100 equipment and found the Company's projections to be reasonable (DOT Order 96-1-24, p.6). The DOT specifically does not project that any particular company applying these facts will or will not be profitable.

In estimating passenger traffic, the Company used the following statistics. The 1994 DOC, United States Travel and Tourism Administration ("USTTA"), traffic statistics show that 605,108 passengers traveled between US and Russia. Prior to 1995, no study identified the traffic that entered or departed through St. Petersburg, but a USTTA survey reported that 8 of 10 Americans visiting Russia, visit St. Petersburg. Using 1994 USTTA statistics and assuming that 20% of the US-Russia traffics would arrive in or depart form St. Petersburg, Baltia conservatively projected St. Petersburg traffic for 1996 for use in its business plan. A subsequent 1995 survey by CIC Research (DOC contractor) reports that US-St. Petersburg traffic more than doubled that which Baltia projects. The International Air Transport Association ("IATA") forecast annual growth of 10.2%. Also see Business - Pricing.

In estimating cargo revenues, the Company used the following data. The 1993 US-Russia cargo volume was 34,540,000 lbs. The DOC, Bureau of the Census, air cargo statistics for 1994 report that between 1992 and 1993 air cargo transported from US to Russia grew from 14,000,000 lbs to 30,800,000 lbs, a 120% increase. In the same period, air cargo transported from Russia to the US grew, from 1,540,000 lbs to 3,740,000 lbs, a 143% increase. In 1993 IATA had forecast a 21.1% annual growth rate for freight traffic to and from all of Eastern Europe for the period from 1993 to 1997. The statistics demonstrate that the 1992 to 1993 growth rate in US-Russia air cargo traffic was 5.8 times greater than the IATA forecast. The B747-100 aircraft offers wide-body palletized and containerized cargo capacities to meet the needs of US-Russia passenger and cargo traffic growth. The Company will offer non-stop, B747-100 service from the JFK into the St. Petersburg market.
The Company has received two offers from JFK-based cargo forwarders. Paramount Cargo Marketing, Inc. projected shipping 20 tons of cargo five times a week and RAF International Sales, Inc. projected shipping 50 to 75 tons per week to St. Petersburg. Smaller additional freight forwarders have expressed interest in using the Company's cargo services. Following is a list of such carriers including their previous shipment patterns. In 1993, the Transatlantic Royal Company, Inc., Long Island City, NY, shipped on average 120,000 lbs of freight per month to Russia. The International Grapevine, San Francisco, CA ships each month 1,000 cases of American wine from New York into St. Petersburg. Quantum International Forwarding, Ltd., Jamaica, NY, ships between 400 to 4,000 lbs of consolidated air freight twice a week from JFK to St. Petersburg. American Export Lines, JFK, NY, as of December 1994, had shipped in the previous six months 92,000 lbs of air freight to the NIS. Contracts with cargo transporters are expected to be signed after the IPO closes. No contracts presently exist.

Currently US mail is channeled through Moscow because non-stop US service to St. Petersburg is not available. The US Postal Service advised the Company's management at a meeting in May of 1994, that the Company can be expected to carry about half of all US mail to Russia and the Newly Independent States, which at May 1994 was about 28,000 lbs per month. With one flight per week, the Company would carry 3,500 pounds of mail per flight, approximately 7% of its cargo capacity, at cargo rates. Mail carriage does not impact the Company's flight schedule.

Currently Texaco quotes fuel at $0.62/gal at JFK and Aer Rianta quotes fuel at $0.96/gal at St. Petersburg. Fuel and other industry operating costs are subject to variation.

Twelve Months Operating Plan

The Company believes that assuming one round trip per week for twelve months net proceeds from this Offering and the Lateko Bank line of credit ("LOC") will satisfy the Company's cash requirements for twelve months without the need for additional funds. At Closing the Company receives net proceeds in the amount of $5.4 million. The LOC in the amount of $6.5 million, is available to the Company upon opening an account with the Lateko Bank. (Latvian law requires that to open a bank account, a foreign entity must register a subsidiary. This requirement is similar to requirements in the US where a NY corporation doing business in another state must register as a foreign corporation in that state. During the first year of operations, the Company has no plans for having target programs in the territory of the Republic of Latvia so the Company is not required to have any specified amount of currency in the account. The Board of Directors of Lateko are required to authorize specific draws provided the Company gives the Bank two weeks notice. The interest rate and repayment schedule will be in accordance with the then effective lending rates and terms at the Lateko Bank.) Thus the Company expects resources totaling $11.9 million.

The Company's believes its cash requirements for twelve months is $11.8 million, which includes three months pre-operating expenses at $2.7 million , as detailed in Use of Proceeds, nine months operating expenses at $8.3 million, as submitted to the DOT, and the Company's total liabilities at $.8 million.

In addition to the IPO proceeds and LOC, the Company may issue $6 million in bonds through W.R. Lazard. Further, potential proceeds from the exercise of Warrants in this issue may provide additional cash reserve following this twelve month period.

Background. Since its inception in 1989 Baltia has focused its efforts exclusively on developing the necessary elements for the commencement of international air service from the US to Russia. The Company has invested $6 million in development which enables it to commence carrying revenue passengers and cargo in 90 days upon obtaining a certificate for safe operational procedures from the FAA ("FAA Certificate"). In total, the Company has expensed $6 million as developmental costs during the periods in which they occurred. During six years of development the Company has accumulated $.8 million in total liabilities (includes current liabilities). Of the total liabilities, approximately $0.5 million has been owed to outside entities and the balance (approximately $.3 million) has been owed for the past three years to shareholders.

The LOC is conditional upon the Company's opening an account including registering a subsidiary in Latvia, maintaining sufficient convertible currency in the account to perform any target programs the Company may have in Latvia, and providing the Bank with two weeks written notice. The funds should not be employed for primary funding of capital investments. Following the Closing, the Company will open an account with Lateko Bank to hold $10,000 of the reserve from net proceeds.
This will require that the Company register a subsidiary in Latvia, in a manner similar to registering as a foreign corporation in another state of the US should the Company, at some time in the future, do business in a state other than NY where it is incorporated. The Company will not conduct any target program in Latvia during the first twelve months following the Closing and therefore has no requirement to maintain a specific amount in the Lateko account. Excepting its aircraft and associated parts and equipment for which primary investment is made from net IPO proceeds as described in Use of Proceeds, the Company has no plans for capital investments during the twelve months following the Closing unless traffic demands frequency increases. Finally, the Lateko Board of Directors shall authorize specific draws up to $6.5 million provided the Company gives two weeks written notice. Repayment term and interest rate will be those in effect at Lateko Bank at the time of the draw against the LOC. The LOC funds will be automatically available to the Company upon two weeks written notice without further action by the Company.

FAA certification. In June 1997 the Company's president met with the FAA regarding the air carrier certification process which is based upon a 90-day schedule of events consisting of document approval, crew training, and flight demonstration. As a result of the meeting, the FAA is awaiting receipt of the Company's Pre-application of Intent Form which the Company will submit on or before the Closing and will commence this process. See Use of Proceeds.

Viability discussion. The FAA air carrier certification activities are highly regulated and controlled by the FAA. The costs associated with these tasks are reasonably ascertained and verifiable because the activities are tightly controlled and details of the Company's proposed operations are publicly filed with the DOT and available for industry criticism. The Company's proposed operations were reviewed by the DOT Office of Aviation Analysis prior to issuing to the Company its airline fitness certification which is conditional upon obtaining FAA air carrier certification. Revenue flight operating costs, for the same reasons, are also reasonably ascertained, verifiable and are publicly filed with the DOT. The DOT required the Company to submit its projected air carrier certification and revenue operational costs for review and comment to Delta Airlines, United Airlines, American Trans Air, TWA, Northwest Airlines, FAA Flight Standards District Office, FAA Flight Standards Division, and the Air Transport Association. Neither airlines nor the Air Transport Association criticized or commented on the Company's projected air carrier certification and revenue operational costs. Nor was there any criticism filed by the FAA Flight Standards District Office or FAA Flight Standards Division. If there had been any, FAA criticisms or comments and those of other airlines and the Air Transport Association would have been recited in the DOT Order that was issued at the closing of the comment period, but there were none. That DOT Order 96-1-24 found the Company's costs to be comprehensive and reasonable.

Results During Development

During the developmental stage, the Company has expensed its activities in each year since inception and has an accumulated deficit and a working capital deficit at June 30, 1997, of $6,288,016 and $837,419 respectively, which results in a per share loss of $1.29 and stockholders' per share deficit of $.09. The Company has net operating loss carry forward of $4,929,707 at December 31, 1996, available to offset future taxable income. These carry forwards expire between the years 2005-2012. As of December 31, 1996, and 1995, a net deferred tax benefit has not been reflected for temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recovery. Rent expense for years ended December 31, 1996, and 1995 was $13,200 and $3,968, respectively. In October 1995, the Company began leasing office space on month to month basis in the East Wing at the International Arrival Building, JFK International Airport at a rate of $1,200 per month.
Upon commencement of scheduled operations, the Company will expand facilities at JFK and expects an additional terminal use fee of approximately $750 per aircraft turn-around (an aircraft's arrival and departure) to be paid from operating revenue.

During year ended December 31, 1995, the Company issued 306,150 shares of Common Stock for $107,848. Of the 1995 shares issued, 25,000 shares were issued as prepaid interest on $50,000 borrowed, and $63,500 was charged to interest expense on the financial statement year ended December 31, 1995. Of the 306,150 common shares sold in 1995, 50,000 were redeemable, but in June 1997 the shareholders owning those redeemable shares surrendered their option to sell the shares back to the Company. Thus, there are no redeemable shares at this date. No additional shares were issued in 1996. In 1992 the Company issued promissory notes to certain of its stockholders in exchange for $1,048,000. These notes were due on demand and all interest was to be paid upon principal payment at an annual rate of six and one half percent from the issuance date to the date of repayment. No interest has been paid on these notes. Accrued interest related to such notes amounted to $321,168 on Dec. 31, 1996. As of June 30, 1997, total notes payable to stockholders equals $223,850.

On December 21, 1995, the Company received a $6.5 million line of credit ("LOC"). The facility is to be used as back up for operations and should not be utilized for primary funding of capital investments. Monies are available when the Company: (a) has registered a subsidiary in the Republic of Latvia and opened an account with the Bank, (b) maintains convertible currency in the account to meet the requirements of any Company target programs in Latvia, and (c) gives the Bank fourteen day written notice. In Latvia in order to open a business bank account, a foreign company must register a subsidiary. The Latvian subsidiary would not be operational and would have no impact on the Company. The requirement is similar to the requirement in the US that a company register as a foreign corporation while doing business in a state in which it was not incorporated. Since the Company will have no target programs in Latvia within twelve months following the Closing, there is no required amount of funds to be maintained in the Lateko Bank account. Terms of any borrowing against the LOC will be those in effect at Lateko Bank, Riga, Latvia, at the borrowing date. The LOC may be used for additional working purposes, but there are no current plans to use it. If the LOC were available and the Company were to borrow against it today, the Lateko Bank would schedule repayment within five years and charge interest at 10% to 15% annually.


The Company believes it unlikely that liabilities will be called earlier than their scheduled repayment because the debt is held by entities with vested interests in seeing the Company succeed, its vendors and stockholders, and the Company has advised these creditors that repayment will be made promptly from operating revenue. The Company assumes that the approximately 50 vendors to whom the Company has owed for three years $0.5 million in current liabilities, and who have expressed the desire to supply the Company once it starts revenue operations, may foresee years of income from providing the Company with goods and services. Likewise, the present stockholders to whom current liabilities are owed, have invested considerable time and money to develop the Company to the point of commencing revenue operations. If the Company is successful, they have the potential of selling their shares for a profit and/or have the potential to share in the Company's future profits. Persons who invested in the Company for a profit may not call debt earlier than scheduled and in so doing jeopardize their potential return on investment just at a time when that potentiality is coming to fruition.

The LOC conditions may not jeopardize the repayment of liabilities if they are called early. As of June 30, 1997, total liabilities were $843,572, including current liabilities. Respecting the current liabilities, there is only one condition relevant to the use of LOC funds, i.e. that they should not be used for primary investments.
Early calls made on outstanding current liabilities would not be a primary investment by the Company. If Company funds are not allocated for operations, they will be used to repay liabilities. Should such calls deplete what otherwise would have been necessary operating funds, the Company may draw upon the LOC to maintain operations and maintain the aim of the LOC which is to develop air commerce between the Baltic Region and the United States. The Company does not project zero revenue from its flights operations, but rather expects that its revenues will be more than sufficient to repay total liabilities over two years.

The DOT has authority to withdraw the US airline authority from any US airline should it find that non-US citizens directly or indirectly control that airline. Since the Lateko Bank is a foreign entity, in the event of default, the Company is required to notify the DOT. Since the LOC specifically states that its goal is to develop international trade associated with cargo and passengers' transport by air between the United States and the Baltic Region, impliedly the value of the Company to Lateko lies in its U.S. airline certification. If the Company should draw against the Lateko Bank credit facility and subsequently default on repayment, and although in management's opinion the Company and Lateko should have a continued common interest in retaining U.S. control of the airline, it is not certain what action Lateko would take in the event the Company defaults.

Liquidity and Capital Resources

Upon completion of the Offering, assuming net proceeds in addition to cash as of June 30, 1997, the Company will have cash and cash equivalents of $5,426,153, total assets of $5,822,243 and total liabilities of $843,572. Accordingly, the Company's debt to total capitalization ratio will be 1:6.

The Company expects to meet its short-term liquidity requirements from the proceeds of the Offering, as herein stated, and from cash flow provided by operating revenue when the Company commences its service on the JFK - St. Petersburg route. From its operating revenues the Company intends to retire its remaining total liabilities of $753,572 (net of $90,000 reserve from IPO proceeds, See Use of Proceeds,) within two years. Any early calling for payment of these liabilities may not seriously impact the Company's operations because the Company has a $6.5 million LOC operational back up, which is an amount greater than total liabilities. If the Company fails to meet the requirements necessary to make the $6.5 million LOC available, any early calling for repayment of liabilities may impact the Company's operations. For details of the requirements and the Company's compliance with them, see
Risk of Default to Lateko Bank.   Of total liabilities, half a million
is owed to approximately 50 outside entities many of whom will continue being suppliers to the Company when it becomes operational, and the balance is owed to shareholders who have a vested interest in the Company's success ("Results During Development"). Therefore, the Company does not expect early calling or the need to draw against its LOC. The Company has no current plans to use the LOC.

Additional potential sources of financing include: (i) Over-Allotment of $848,250 (after deducting Underwriting discounts and the 3% allowance), up to $19,500,000 from the exercise of Warrants, and (ii) up to $3,482,500 from the exercise of Representative's Warrants (including the exercise of the underlying Warrants). The Company's international route authority may or may not have resale value within the airline industry after one year's operation by the Company. The Company has two registered trademarks: "BALTIA" and "VOYAGER CLASS."

Effects of Seasonality Over the North Atlantic

The Company's business is affected by seasonal factors. Airlines serving routes over the North Atlantic are subjected to a pattern of seasonal variation in traffic which the industry has termed the "North Atlantic Seasonality" factor. In general, the traffic peaks during the summer season and dips during the winter season. To mitigate this seasonal trend, the Company intends a winter marketing program featuring St. Petersburg's World-famous winter cultural activities of museums and world class performances, such as the Hermitage Museum and the Marinsky Theater. The Company has no specific plans, but has discussed with Air Exchange, Inc. and other charter users the possibility of chartering the Company's aircraft for use in opposite season markets during the days when the aircraft is not on scheduled route service. For example, JFK-Caribbean is an opposite season market to JFK- St. Petersburg because JFK-St. Petersburg traffic peaks in summer and the JFK-Caribbean traffic peaks in winter.


 [CHART depicting seasonal passenger traffic variation throughout year varying approximately as follows: Jan -20%, Feb -25%, Mar -12%, Apr -5%, May +3%, Jun +10%, Jul +23%, Aug +45%, Sep +14%, Oct -.5%,
 Nov -10%, Dec -21%]

The above chart depicts monthly distribution of hypothetically 93,431 passengers, adjusted to the North Atlantic monthly seasonality variation (data from AVMARK, industry analysts). Specific seasonal variation on the JFK-St. Petersburg route may differ from the North Atlantic average variation and cannot be specifically determined until the service has been operated.

Inflation

The Company belongs to a capital-intensive industry, and extended periods of inflation could have an impact on the Company's earnings by causing operating expenses to increase. If the Company is unable to pass through increased costs, operating results of the Company could be adversely affected. The Company will conduct a certain amount of its transactions in foreign currencies, including Western currencies and Russia and NIS currencies. The inflation rate of foreign currencies has been more significant than inflation domestically.

Currency Exchange Fluctuations

The Company expects that for the foreseeable future the majority of its business will be transacted in US dollars, however a portion of the transactions will be conducted in foreign currencies. In order to limit significant impact due to possible fluctuations in currency exchange, the Company has a policy which governs periodic price adjustments depending on currency deviations from the US dollar. Because a Company's marketing policy is to maintain an apparent pricing stability for its customers who purchase the Company's services abroad using foreign currencies, pricing adjustments are made at intervals, not continuously. Similarly, periodic currency adjustments will be made in the rates of those Company employees who are compensated in non-US currency. Thus, a certain amount of exchange risk is inherent. The Russian government began freeing prices in 1992 which sparked devaluation of the Ruble.

Insurance Coverage and Expense

In 1997 AON Risk Services, Inc. of Virginia informed the Company that current insurance costs associated with the Company's operating a B747 would total $1,100,000. This estimate includes hull insurance, comprehensive airline liability coverage up to $500,000,000 any one occurrence, and war risks. Comprehensive liability premium is coverage for third party personal injury and property damage, general liability and facilities, plus per seat passenger liability coverage. The Company will pay the aggregate annual premium in monthly installments commencing after the Company begins revenue service. The Company has no influence over insurance rates which are known to fluctuate. Regardless of the insurance costs, the Company will purchase coverage. Further, in the event of a serious accident, there is no guaranty that claims would not exceed the insurance coverage purchased.



Item 7.  Financial statements.


        SELECTED FINANCIAL AND OPERATING DATA

The following table sets forth selected historical data for the Company as of and for the six months ended June 30, 1996 and 1995 (unaudited), and years ended December 31, 1996 and 1995, as well as results since inception to June 30,1997. The financial data of the Company for the fiscal years ended December 31, 1996 and 1995, are derived from the Company's audited financial statements. The information below should be read in conjunction with "Management Discussion and Analysis".


                               Six Months Ended           Years Ended             Aug 24,1989
                                   June 30,               December 31,          (Inception) to

                                     1997         1996        1996       1995     June 30,1997
STATEMENT OF OPERATION:
(Development Stage)

Operating income  . . . . . .            0           0           0           0              0

Expenses:
   General and administrative      $43,646     $24,174     $92,749     $98,017     $2,047,316
   Professional fees  . . . .            0       2,650      77,817     279,543      1,927,320
   Service contributions  . .            0      58,876           0     397,856      1,352,516
   Training expenses  . . . .            0           0           0           0        225,637
   Abandoned fixed asset acq             0           0           0           0        205,162
   Salaries and benefits  . .            0           0           0           0        137,702
   Interest expense, net  . .            0      34,090      68,120     134,635        392,363
Net (loss) during development     $(43,646)  $(119,790)  $(238.686)  $(910,051)   $(6,288,016)


Net (loss) per share  . . . .        $(.00)      $(.03)      $(.05)      $(.20)        $(1.29)

                                                               June 30, 1997
Stockholders' per share deficit . . . . . . . . . . . . . . . . . .   $(.09)
Common shares outstanding . . . . . . . . . . . . . . . .  . . .   4,885,000

BALANCE SHEET DATA:
(Development Stage)  June 30, 1997

Working capital (deficit) . . . .      $(837,419)
Total assets  . . . . . . . . . .        402,243
Total liabilities . . . . . . . .        843,572
Stockholders' deficit . . . . . .       (441,329)




<AUDIT-REPORT>

                             BALTIA AIR LINES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS

                            BALTIA AIR LINES, INC.
                             FINANCIAL STATEMENTS

                              TABLE OF CONTENTS

      Contents                                              Page

      Independent Auditors' Report                          F-2

      Financial Statements:

        Balance Sheet - December 31, 1996 and
          (Unaudited) June 30, 1997                         F-3

        Statement of Operations - Years ended
          December 31, 1996 and 1995 and the
          (Unaudited) six months ended June 30,
          1997 and 1996                                     F-4

        Statement of Cash Flows - Years ended
          December 31, 1996 and 1995 and the
          (Unaudited) six months ended June 30,
          1997 and 1996                                  F-5 - F-6

        Statement of Changes in Stockholders'
          Deficit - Years ended December 31, 1996
          and 1995 and the (Unaudited) six months
          ended June 30, 1997                            F-7 - F-8

        Notes to the Financial Statements - Years
          ended December 31, 1996 and 1995 and the
          (Unaudited) six months ended June 30, 1997     F-9 - F- 18

      Independent Auditors' Report

      To the Shareholders of and the Board of Directors of Baltia Air Lines, Inc.

      We have audited the balance sheet of Baltia Air Lines, Inc. (A Development Stage Company) as of December 31, 1996 and 1995 and the related statements of operations, cash flows, and changes in stock-holders' deficit for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
      Note 1 (C) to the financial statements, the Company has been in the development stage since its inception on August 24, 1989. If the Company does not raise sufficient working capital, such as is expected from the Company's proposed Public Offering as is discussed in Note 6 (E), commence scheduled revenue service on its New York to St. Petersburg, Russia route and ultimately achieve profitable operations, there is substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and class-ification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


      J.R. Lupo, P.A. CPA
      Verona, NJ


      September 8, 1997

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEET
                                                 June 30,
                                                  1997              December 31,
                                               (Unaudited)          1996

 Assets

 Current Assets:
   Cash                                      $       6,153     $        340
   Prepaid expenses                                396,090                0

     Total Assets - Current                  $     402,243     $        340

 Liabilities and Stockholders' Deficit

 Current Liabilities:
   Accounts payable                          $     554,405     $    553,405
   Accounts payable to
     stockholders                                   65,317          176,012
   Accrued expenses to
     stockholders                                        0          270,928
   Interest payable to
     stockholders                                        0          321,168
   Other liabilities to
     stockholders                                        0           22,142
   Notes payable to stock-
     holders                                       223,850        1,223,391
    Total current liabilities                      843,572        2,567,046

 Accounts payable to stock-
   holder                                                0        1,628,432
    Total liabilities                              843,572        4,195,478

 Commitments and contingencies

 Redeemable common stock                                 0          400,000

 Stockholders' deficit:
   Preferred stock - no par value;
     15,000 shares authorized, 0
     shares issued and outstand-
     ing at June 30, 1997 and
     December 31, 1996, respectively                     0                0
   Common stock - $.0001 par
     value; 100,000,000 shares
     authorized, 4,885,000 and
     4,350,000 shares issued and
     outstanding at June 30, 1997
     and December 31, 1996, respectively               488              435
   Additional paid-in capital                    5,846,199        1,648,797
   Deficit accumulated during
     development stage                          (6,288,016)      (6,244,370)
     Total stockholders'
       deficit                                  (  441,329)      (4,595,138)
     Total liabilities and
       stockholders' deficit                  $    402,243     $        340

 The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS



                        Six Months                               August  24,
 1989
                      Ended June 30,         Years Ended      (Inception) to
                      1997      1996         December 31,      June 30, 1997
                       (Unaudited)          1996       1995     (Unaudited)


 Revenues          $      0   $      0   $       0  $       0  $          0

 Expenses
   General and
    Administrative   42,646     24,174      92,749     98,017     2,185,018
   Professional
    fees              1,000      2,650      77,817    279,543     1,927,320
   Service
    contributions         0          0           0    397,856     1,352,516
   Training Expense       0          0           0          0       225,637
   Abandoned fixed
    assets                0          0           0          0       205,162

     Total expenses  43,646     26,824     170,566    775,416     5,895,653

 Interest expense         0     34,060      68,120    134,635       392,363

 Net loss          $(43,646)  $(60,884)  $(238,686) $(910,051)  $(6,288,016)

 Net loss per
   common share      $(0.01)     (0.01)     $(0.05)    $(0.20)       $(1.29)


   The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                        Six Months                                August 24,
 1989
                      Ended June 30,         Years Ended      (Inception) to
                      1997      1996         December 31,      June 30, 1997
                       (Unaudited)          1996       1995     (Unaudited)
 Cash flows from
  operating activities:

 Net loss          $(   43,646) $(60,884) $(238,686) $(910,051) $(6,288,016)
  Adjustment to
  reconcile net
  loss to net cash
  provided by oper-
  ations:
   Depreciation              0         0          0          0      219,410
   Contributed
     services          293,070         0          0    397,856    1,645,586
   (Increase) in
    prepaid expense (  396,090)        0          0          0   (  396,090)
   Increase(Decrease)
    in accounts
    payable         (  109,695)  (19,150)    38,217    237,963    2,248,154
   Increase(Decrease)
    in accrued
    expenses        (  270,928)        0          0          0            0
   Increase(Decrease)
    in other
    liabilities     (   22,142)        0          0          0            0
   Increase(Decrease)
    in interest
    payable         (  321,168)   34,060     68,120     67,990            0

      Net cash
      (used) for
      operating
      activities    (  870,599)  (45,974)  (132,349)  (206,242)  (2,570,956)

 Cash flows from invest-
  ing activities:

   Purchase of
    equipment                          0          0          0   (  219,410)

      Net cash
      (used) for
      investing
      activities    (        0)  (     0)  (      0)         0   (  219,410)

 Cash flows from
   financing activities:

     Proceeds from
     shareholder
     loans (net)    (2,627,973)   55,500    125,776     40,326   (1,404,582)

 The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                        Six Months                               August  24, 1989
                      Ended June 30,         Years Ended      (Inception) to
                      1997      1996         December 31,      June 30, 1997
                       (Unaudited)          1996       1995     (Unaudited)

     Proceeds from
     issuance of
     common stock  $        53  $      0  $       0  $ 107,851  $ 1,133,272
     Increase
       paid-in
       capital       3,504,332         0          0     63,497    3,567,829
     Purchase and
      retirement
      of treasury
      stock                  0         0          0          0   (  500,000)

        Net cash
        provided
        from
        financing
        activities     876,412    55,500    125,776    211,674    2,796,519

 Net increase
  (decrease)
  in cash                5,813     9,526   (  6,573)     5,432        6,153

 Cash at begin-
  ning of period           340     6,913      6,913      1,481            0

 Cash at end
  of period        $     6,153  $ 16,439  $     340  $   6,913  $     6,153

 Supplemental Cash
 Flow Information

 Cash paid for
   interest        $         0  $      0  $       0  $       0  $         0

 Cash paid for
   income taxes    $         0  $      0  $      52  $     677  $     3,437

 Non-Cash Items:

   Reclassification
     of redeemable
     common stock  $         0  $      0  $       0  $  400,00  $   400,000

   Surrender of rights
     to redeem common
     stock         $(  400,000) $      0  $       0  $       0  $(  400,000)

   Contributed
     services      $   293,070  $      0  $       0  $ 397,856  $ 1,645,586

 The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                   Deficit
                                                 Accumulated
                                   Additional     During the      Total
                 Common Stock       Paid-in      Development  Stockholders'
             Shares   Par Value     Capital         Stage        Deficit

 August 24,
 1989
 (Inception)
 through
 December 31,
 1992
 (Unaudited)  1,116,400      $112    $   978,428   $(4,190,584)  $(3,212,044)

 Issuance
 of Common
 Stock        2,737,350       273         42,063             0        42,336

 Net Loss             0         0              0    (  266,889)   (  266,889)

 Balance at
 December
 31, 1993     3,853,750      $385    $ 1,020,491   $(4,457,473)  $(3,436,597)

 Issuance
 of Common
 Stock          190,100      $ 19    $     1,883   $         0   $     1,902

 Contributed
 Capital              0         0        457,250             0       457,250

 Net Loss             0         0              0    (  638,160)   (  638,160)

 Balance at
 December
 31, 1994     4,043,850      $404    $ 1,479,624   $(5,095,633)  $(3,615,605)

 Issuance
 of Common
 Stock          281,150      $ 28    $   107,820   $         0   $   107,848

 Issuance
 of Common
 Stock as
 non-refund-
 able prepaid
 interest        25,000         3         63,497             0        63,500

 Reclassification
 of redeemable
 Common Stock         0         0     (  400,000)            0    (  400,000)

 The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                   Deficit
                                                 Accumulated
                                   Additional     During the      Total
                 Common Stock       Paid-in      Development  Stockholders'
             Shares   Par Value     Capital         Stage        Deficit


 Contributed
 Capital              0      $  0    $   397,856   $         0   $   397,856

 Net Loss             0         0                   (  910,051)   (  910,051)

 Balance at
 December
 31, 1995     4,350,000      $435    $ 1,648,797   $(6,005,684)  $(4,356,452)

 Net Loss             0      $  0    $         0   $(  238,686)  $(  238,686)

 Balance at
 December
 31, 1996     4,350,000      $435    $ 1,648,797   $(6,244,370)  $(4,595,138)


 (Unaudited)

 Issuance
 of Common
 Stock          535,000      $ 53    $ 3,504,332   $         0   $ 3,504,385

 Contributed
 Capital              0         0        293,070             0       293,070

 Surrender of
 rights to
 redeem common
 Stock                0         0        400,000             0       400,000

 Net Loss             0         0              0    (   43,646)   (   43,646)

 Balance at
 June 30,
 1997         4,885,000      $488    $ 5,846,199   $(6,288,016)  $(  441,329)


 The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


 1. ORGANIZATION, NATURE OF OPERATIONS, GOING CONCERN CONSIDERATIONS

 (A) Organization

  The Company was incorporated under the laws of the state of New York on August 24, 1989.

 (B) Nature of Operations

  The Company was formed to provide commercial, passenger, cargo and mail air transportation between New York and Russia.

  Since inception, the Company's primary activities have been the raising of capital, obtaining financing and obtaining Route Authority and approval from the U.S. Department of Transportation. The Company has not yet commenced revenue producing activities. Accordingly, the Company is deemed to be a Development Stage Company.

  The Company currently maintains  office space at J.F. Kennedy Airport, New
  York.

 (C) Going Concern Considerations

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained sub-stantial loses during the development stage since its inception and has an accumulated deficit at June 30, 1997 and December 31, 1996 of $6,288,016 and $6,244,370, respectively.

  The Company's ability to continue as a going concern is dependent on its ability to raise sufficient capital and/or obtain sufficient financing, to be used for the commencement of operations.

  If the Company is unable to raise sufficient capital and/or obtain sufficient financing such as described in Note 6 (E), Proposed Public Offering, it is doubtful that it will be able to commence scheduled air line service and thus, generate operating revenues, which in management's judgement, shall be adequate to fund all current expenses and retire current outstanding debt.

  As of June 30, 1997 the Company has not yet commenced its scheduled air line service.

 2. ACCOUNTING POLICIES

 (A) Cash and Equivalents

  The Company considers cash and cash equivalents to be all short-term investments which have an initial maturity of three months or less.

 (B) Prepaid Expense

On June 23, 1997 the Company entered into an agreement with Kent Trading, Inc., a media placement company whereby, the Company exchanged 65,000 common

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

 2. ACCOUNTING POLICIES (Continued)

 (B) Prepaid Expense (Continued)

 stock shares for future media placements in various international and national media publications, with a current value of $396,090 as based on the related publications 1997 advertising rates. Kent Trading, Inc. may terminate the Agreement if the closing of the proposed Public Offering has not occurred prior to December 31, 1997.

 At June 30, 1997, the Company has recorded a prepaid asset in the amount of $396,090, the current value of the future media placements. At such time as the Company utilizes the media placements, the Company will charge of the related costs to expense.

 (C) Property & Equipment

 The cost of property and equipment is depreciated over the estimated use-ful lives of the related assets. Leasehold improvements are depreciated over the lesser of the term of the related lease or the estimated lives of the assets. Depreciation is computed on the straight line method for financial reporting purposes and modified accelerated recovery method for tax purposes.

 (D) Start-up Activities

 On July 5, 1990, the Company filed and application for a Certificate of Authority to engage in foreign scheduled air transportation between New York and St. Petersburg, Russia.

 On March 28, 1991, the U.S. Department of Transportation granted to the Company an exclusive Route Authority to fly between New York and Russia.
 The Order found the company to be fit, willing and able to conduct  scheduled
 passenger service.   However, the Order stipulated that if scheduled passen-
 ger service did not commence within one year from the date of the Fitness determination, March 28, 1991, the Route Authority would be revoked.

 On September 20, 1991, the U.S. Department of Transportation granted the Company an extension of time to commence operations, through April 1, 1992.

 On April 14, 1992, the U.S. Department of Transportation granted a further extension of time to commence operations, through August 31, 1992.

 On April 8, 1993, the Company again requested an extension of time to commence operations however, the U.S. Department of Transportation denied the request.

 On August 14, 1995, the Company re-filed its application with the U.S. Department of Transportation for the Certificate of Route Authority.

 On January 22, 1996, the U.S. Department of Transportation issued an Order of Show Cause, whereby, they tentatively concluded that the Company is fit, willing and able to provide scheduled air transportation between New York and Russia and, should be issued a Certificate of Public Convenience and Necessity authorizing such operations.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

 2. ACCOUNTING POLICIES (Continued)

 (D) Start-up Activities (Continued)

 On February 26, 1996, the U.S. Department of Transportation issued a Final Order thereby, authorizing the Company to engage in foreign scheduled air transportation between New York and St. Petersburg, Russia.

 On February 6, 1997, the U.S. Department of Transportation granted the Company an extension of time to commence operations, through August 7, 1997.

 On July 24, 1997, the Company applied for an additional six (6) month extension of time to commence operations, through February 7, 1998.

 Obtaining Federal Aviation Administration air carrier certification and meeting Department of Transportation financial requirements are prerequi-sites to the Company's commencement of revenue service.

 Costs associated with the development and approval of the authorized route, such as legal and consulting fees, have been written off in the period in which the expense was incurred.

 (E) Income Taxes

 Deferred income taxes arise from temporary differences between the recording of assets and/or liabilities reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabil-ities to which they relate. Deferred taxes arising from temporary differ-ences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary
 differences are expected to reverse.   To the extent the total of deferred
 tax assets are not realized, a reserve is established.

 (F) Accounting Estimates

 The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

 (G) Fair Value of Financial Instruments

 The Company considers the carrying value of its financial instruments (cash and liabilities) to approximate their fair value.

 3. RELATED PARTY TRANSACTIONS

 The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 380,000 shares of common stock at June 30, 1997 and 80,000 shares of common stock at December 31, 1996 or approximately 7.78% and 1.84%, respectively, of the Company's issued and outstanding common stock. The 300,000

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

 3. RELATED PARTY TRANSACTIONS (Continued)

 shares were issued in June 1997 in exchange for legal work performed in connection with various certifications, authorities and financial matters. The 80,000 shares were issued in exchange for the first six months preparation of the 1990 application to the Department of Transportation for Air Line Fitness Certification.

 For the period beginning January 1990 through December 31, 1996, the total legal costs incurred in the amount of $1,757,262 were for legal work performed by Steffanie Lewis for the Company in connection with various certifications, authorities and financial matters.

 Legal costs incurred and charged to professional fees for the (Unaudited) six months ended June 30, 1997, 1996 and years ended December 31, 1996, and 1995 total $0, $0, $2,100, $234,543, respectively.

 At June 30, 1997 and December 31, 1996 the account payable to this shareholder totals $0 and $1,628,432, respectively.

 On June 30, 1997, Steffanie Lewis was issued 300,000 common shares at par, in exchange for the total due to her, in the amount of $1,628,432.

 Legal costs associated with the proposed Public Offering, as described in Note 6 (D) totaling $150,000 are only payable in the event of a successful offering and shall be charged against the Offering proceeds.

 Additionally, other current accounts payable to shareholders at June 30, 1997 (Unaudited) and December 31, 1996, total $65,317 and $176,012, respectively.

 On June 23, 1997, Airline Economics International, Inc., a shareholder, was issued 20,000 common shares at par, in exchange for the total due them, in the amount of $110,695.

 Other liabilities to shareholders at June 30, 1997 (Unaudited) and December 31, 1996, total $0 and $22,142, respectively.

 On June 23, 1997, Igor Dmitrowsky, President of the Company and a shareholder, relinquished the amount due to him totaling $22,142. Accordingly, the Company has recorded Contributed Capital in the amount of $22,142.

 4. NOTES PAYABLE - STOCKHOLDERS

 In 1992 the Company issued Promissory Notes to certain shareholders in exchange for 1,048,000. The Notes were due on demand and all interest was payable upon principal repayment, at an annual rate of six and one half percent (6 1/5%), from the date of issuance to the date of repayment.

 On June 24, 1997 certain shareholders were issued 150,000 common shares at par, in exchange for the total due them, in the amount of $1,369,168, inclusive of principal of $1,048,000 and accrued interest of $321,168.

 Interest expense related to the above incurred for the (Unaudited) six months ended June 30, 1997 and year ended December 31, 1996, totaled $0 and $68,120, respectively.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO  FINANCIAL STATEMENTS

 4. NOTES PAYABLE - STOCKHOLDERS (Continued)

 At June 30, 1997 (Unaudited) and December 31, 1996, interest expense related to the above incurred since inception totals $321,168, $321,168, respectively.

 In 1996 the Company borrowed net $125,776 from certain shareholders. The net borrowings are non-interest bearing and are due on demand.

 In 1995 the Company issued a short-term Promissory Note to a certain shareholder in exchange for $50,000. The Company issued to this shareholder, 25,000 shares of common stock as a non-refundable prepayment of interest from the date of the loan through repayment of the loan.

 For the year ended December 31, 1995, the Company charged $63,500 to interest expense for the shares issued in connection with the non-refundable interest prepayment, based on an average price per share of $2.54.

 5. INCOME TAXES

 At December 31, 1996, the Company has a net operating loss carryforward of $4,929,707, which is available to offset future taxable income. The carry-forwards expire between the year 2005 and 2012. The Company is still liable for certain minimum state taxes.

 As of December 31, 1996, a net deferred tax benefit has not been reflected to temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

 6. STOCKHOLDERS' DEFICIT

 (A) Stock Options

  In 1992, the Company granted options to purchase 104,600 shares of common stock, at $33.33 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from the date of said agreements, whichever is earlier. As of June 30, 1997, no options have been exercised.

  In July 1997, the Company granted options to purchase 800,000 shares of common stock, at $6.125 per share, to certain of its management. These options are exercisable for a four-year period commencing one year from the closing of the Company's public offering.

  As of June 30, 1997, no options have been exercised.

 (B) Retirement of Stock

  On November 4, 1992, the Company issued 25,000 shares of stock for $500,000 to a private investor. On November 24, 1992, these shares were repurchased for the same amount from the investor and subsequently retired.

 (C) Reverse Stock Split

  On August 24, 1995, the Board of Directors authorized and the majority of the current shareholders ratified a ten for one reverse stock split of the Company's $.0001 par value common stock. All references in the accompanying financial statements to the number of common shares issued have been restated to reflect the reverse stock split.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

 6. STOCKHOLDERS' DEFICIT (Continued)

 (D) Proposed Public Offering

  In 1996 the Company had engaged an underwriter to underwrite the Company's Initial Public Offering on a best-efforts basis. The Offering did not raise
  the required minimum of $6,000,000 and was withdrawn.   Subsequently, the
  Company received an offer from Global Equities Group, Inc. to underwrite the Company's proposed Public Offering on a firm-commitment basis.

  On June 3, 1997, the Company entered into an agreement with Global Equities Group,Inc. to act as the Managing Underwriter in connection with a proposed firm-commitment Public Offering of securities and plans to file an amended registration statement with the Securities Exchange Commission, as is described in Note 7 (A) (2).

  The Company intends to offer for sale 1,000,000 shares of common stock of $.0001 par value, at a price of $6.125 per share and 3,000,000 Redeemable Common Stock Purchase Warrants at $.125 per Warrant.

  Each Warrant entitles the holder to purchase one Share for $6.50 during the four-year period commencing one year from the date of the proposed Public Offering. The Company may redeem outstanding Warrants, once they become exercisable at a price of $.125 per Warrant on not less then 30 days written notice, provided the closing bid quotations of the Shares have exceeded $10 for 20 consecutive trading days ending on the third day prior to the date on which notice is given.

  The Agreement with the Underwriter sets forth the following terms and conditions in relation to the Company's currently issued and outstanding common stock;

  (1) The Company maintains that on the effective date of the proposed Public Offering, the common stock issued and outstanding shall not exceed 4,885,000 common shares.

  (2) The Company will not issue or register with the Securities and exchange Commission any additional common stock, options, warrants or conver-tible securities for a period of twenty-four (24) consecutive months after the closing date of the proposed Public Offering without the consent of the Managing Underwriter.

  (3) Holders of at minimum, ninety-five percent (95%) of the issued and out-standing common stock, warrants and any securities convertible in to common stock prior to the proposed Public Offering, will have a signed two (2) year Lock-up Agreement on their respective holdings.

 (E) Stock Buy-Back Requirements

  As of December 31, 1996 the Company was required to buy-back 50,000 shares $8 per share, from certain current investors, if in the event said investor wanted to sell his/her common stock within the two(2) year Lock-up period as referred in Note 6 (D) (3), and was denied such a waiver by the Managing Underwriter.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

 6. STOCKHOLDERS' DEFICIT (Continued)

 (E) Stock Buy-Back Requirements (Continued)

  On June 23, 1997 all current investors with redemption options referred to above surrendered their redemption options. Accordingly, the Company recorded Additional Paid-in Capital in the amount of $400,000.

 (F) Contributed Capital

  The Company has recorded service contributions from certain key officers who have worked for and on behalf of the Company. The service contribution amounts have been calculated based on a normal rate of compensation, on either a full or part time basis, as based on the number of hours worked by each individual.

  The Company maintains no obligation, present or future, to pay or repay for any and all service contributions received. Accordingly, the Company has not recorded a liability for, accrued for, and/or accounted for any monetary reserves in connections with the service contributions.

  On June 23, 1997, certain of the Company's management relinquished the amount due them for back-pay totaling $270,928. Accordingly, the Company has recorded Contributed Capital in the amount of $270,928.

 7. COMMITMENTS AND CONTINGENCIES

 (A) Commitments

  (1) Lease Obligations

      In October, 1995 the Company entered into a lease with Iceland Air, J.F. Kennedy Airport, New York, to occupy space. The lease term is on a month to month basis.

      Currently, the Company is leasing space from Iceland Air for $1,200 per month at J.F. Kennedy Airport, New York. Rent expense charged to operations for the (Unaudited) six months ended June 30, 1997 and 1996 and years ended December 30, 1996 and 1995 totaled $7,200, $7,200, $13,200 and $3,600, respectively.

      In January 1993, the Company leased office space form its President at his residence. The lease term is on a month to month basis through December 31, 1997. Rent expense charged to operations for the (Unaudited) six months ended June 30, 1997 and 1996 and years ended December 30, 1996 and 1995 totaled $2,287, $2,400, $5,392 and $3,968, respectively.

  (2) Underwriter - Proposed Public Offering

      On June 3, 1997, the Company entered into an agreement with Global Equities Group, Inc. to act as the Managing Underwriter in connection with a proposed Public Offering of securities.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

 7. COMMITMENTS AND CONTINGENCIES (Continued)

 (A) Commitments (Continued)

  (2) Underwriter - Proposed Public Offering (Continued)

      The Agreement sets forth the following terms and conditions;

      (a) The Managing Underwriter shall receive a dealers concession of ten percent (10%) of the proposed Public Offering price.

      (b) The Managing Underwriter shall receive at closing of the proposed Public Offering a nonaccountable expense allowance of three percent (3%) of the total offering.

     (c) The Managing Underwriter shall receive upon signing the Agreement an advance on the non-accountable expenses in the amount of $20,000, which is part of item 2 (B). If the offering is canceled for any reason, the advance will be applied to cover the Managing Under-writer's accountable out-of-pocket expenses only.

      (d) The Company shall sell to the Managing Underwriter an option to purchase 100,000 common shares at a price of $8.575 per share and 300,000 Warrants at a price of $.175 per Warrant, at closing of the proposed Public Offering. The Warrants are exercisable over a period of four years (4) commencing one year (1) from the date of the closing of the proposed Public Offering.

  (3) Line of Credit

     On December 12, 1995, the Company was granted a credit line of $6,500,000 through January 1998, with a foreign bank. Monies are available as follows;

      (a) When the Company registers a subsidiary in the Republic of Latvia, pursuant to local applicable regulations and, opens an account with the bank.

      (b) This credit facility cannot be utilized for primary funding of capital investments.

       (c) Terms of the borrowing's will be determined at the borrowing date. Upon receipt of a written notice furnished by the Company. Such notice must be received fourteen days (14) in advance of the requested borrowing date.

 (B) Contingencies

  (1) Scandinavian Airline Systems

      The Company will be liable to Scandinavian Airline Systems (SAS), for expenses incurred by SAS on behalf of the Company should the Company eventually purchase an aircraft from SAS.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

 7. COMMITMENTS AND CONTINGENCIES (Continued)

 (B) Contingencies (Continued)

  (1) Scandinavian Airline Systems (Continued)

     In 1992, the Company forwarded a deposit to SAS for the purchase of a Boeing 767 aircraft. SAS incurred costs totaling $114,000 beyond the initial deposits for the preparation of the aircraft for the delivery and subsequent de-modification back to SAS upon the Company's failure to obtain financing. SAS has agreed to collect these amounts at the time of any aircraft sale to the Company should such a sale occur. Should no sale occur, the Company will not be liable to SAS for the $114,000.

  (2) Transaction Management, Inc.

     On October 11, 1991, the Company was required by an arbitrator to pay
     Transaction Management, Inc. (TMI) an unspecified "finders fee".   The
     Company refused to pay TMI and on December 1994 filed a motion to Reconsider, citing 17 substantial errors In Fact, in the prior court's Order.

     On November 2, 1995, the court ordered that the Company's motion for Reconsideration be denied.

     In October 1996 the Federal Court of Appeals of the District of Columbia reversed the lower courts Order and the case was dismissed.

  (3) Subscribers' Flight Coupon - Proposed Public Offering

     At the closing, the Company will issue Flight Coupons to the subscribers in its proposed Public Offering. For each 1,500 shares of common stock purchased, the subscriber receives on Flight Coupon. One Flight Coupon plus $650 will purchase two (2) Voyager Class round-trip tickets. Two
     (2) Flight Coupons plus $650 will purchase two (2) Business Class round-trip tickets. Three (3) flight Coupons plus $650 will purchase two (2) First Class round-trip tickets. The Flight coupon in not a security.
     An estimate of the value of such a commitment by the Company cannot be determined at this time. However, upon completion of the proposed Public Offering, the Company will record deferred revenues and offset its costs of rasing capital for all Subscribers' Flight Coupons issued.

  (4) Compensation

      The Board of Directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of the proposed Public Offering, the rate of compensation for the Company's executive officers is: (i) President $186,000, (ii) Vice-President Marketing $82,000, and (iii) Vice-President Europe $68,000. Pursuant to written agreement, during the 90-day period commencing once the offering proceeds are released to the Company from the escrow account, the President and the Vice-Presidents

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

 7. COMMITMENTS AND CONTINGENCIES (Continued)

 (B) Contingencies (Continued)

(4) Compensation (Continued)

   will receive compensation reduced to an amount equal to 50% of budgeted salaries. Upon commencement of flight services 100% of respective budgeted salaries will be paid. To this date, the Company has paid officers no salaries, nor otherwise have compensated officers. Board Directors are not presently compensated and shall receive no compen-sation prior to commencement of revenue service.

   The following table identifies executive compensation to be paid. No executive salaries have been paid to date and reduced salaries will not commence until proceeds are available from the proposed Public Offering closes.

   Name                       Position                         Salary

   Igor Dmitrowsky            President                       $186,000
   Brian Glynn                Vice-President Marketing          82,000
   Andris Rukmanis            Vice-President Europe             68,000

   Inasmuch as the Company does not provide written individual contracts with its personnel, for clarification purposes, the executives' agree-ment for the temporarily reduced salaries was documented.

                                    F-18
</AUDIT-REPORT>

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure.    Intentionally
         Omitted.

                                      PART III

Item 9.  Directors, Executive officers, Promoters and Control Persons:

Compliance With Section 16(a) of the Exchange Act.  Compliance confirmed.

                       MANAGEMENT

The management of a US airline is subject to review by the Department of Transportation. Having examined the Company's management, its background and qualifications, the Department of Transportation found the Company's management fit to operate the proposed routes as a US flag carrier. (DOT Order 96-1-24, and 96-2-51). In addition to meeting requirements specific to the DOT, certain management personnel are also qualified by the FAA for specific positions.

Executive Officers and Directors

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:

Name                     Age  Position
Igor Dmitrowsky . . . .  43   President, Chairman and Director of the Board
Walter Kaplinsky  . . .  59   Secretary and Director of the Board
Andris Rukmanis . . . .  36   V.P. Europe and Director of the Board
Anita Schiff-Spielman .  43   Director of the Board
Brian Glynn . . . . . .  52   Vice President Marketing

<FN1>
(1) The by-laws restrict the number of directors on the board to a maximum of four, with a provision that an additional seat on the board is created for the Lead-Manager's designee for a period of three years, at the option of the Lead-Manager. Officers and Directors have a one year term and are elected at, and after, the Annual Meeting in August.

Igor Dmitrowsky has served as Chairman of the Board and President of the Company since its inception in August 24, 1989. In 1990, he testified before the House Aviation Subcommittee on the implementation of the United States' authorities by US airlines, and was instrumental in 1991 in obtaining the DOT authority to serve St. Petersburg, Riga, Minsk, Kiev and Tbilisi, with backup authority for Moscow. In 1996 Mr. Dmitrowsky was instrumental in the Company's obtaining authority to provide air service from JFK to St. Petersburg. Mr. Dmitrowsky, a US citizen, born in Riga, Latvia, attended the State University of Latvia from 1972 to 1974 and Queens College from 1976 through 1979. In 1979, he founded American Kefir Corporation, a dairy distribution company, which completed a public offering in 1986, and from which he retired in 1987. Mr. Dmitrowsky has interests and has financed aircraft and automotive projects, speaks fluent Latvian and Russian, and together with the staff of the Company, has traveled extensively in the republics of the former Soviet Union.

Walter Kaplinsky, a US citizen, has been with the Company since 1990. In 1993, Mr. Kaplinsky became secretary and a director of the board. Mr. Kaplinsky has worked on behalf of the Company in American - Russian marketing, and financing. In 1979, together with Mr. Dmitrowsky, Mr. Kaplinsky was one of the co-founders of American Kefir Corporation, where from 1979 through 1982 Mr. Kaplinsky served as secretary and vice president. Mr. Kaplinsky is the owner of Globe Enterprises, Brooklyn, NY, a private company that exports to Russia.

Brian Glynn, a US citizen, is V.P. of Marketing and Service. He joined the Company in 1990. Mr. Glynn has a background in marketing and public relations. During the 1990 DOT Route Authority proceedings, he established the Company's relations with business and ethnic communities, generating public support for the Company's bid for routes to the former Soviet Union. Mr. Glynn has also been active in the financing of the Company. From 1982 through 1989, Mr. Glynn was Vice President of American Kefir Corporation.

Andris Rukmanis, a citizen of Latvia, is the Company's Vice President in Europe. Mr. Rukmanis joined the Company in 1989. Mr. Rukmanis represents the Company and makes service arrangements for the Company in St. Petersburg. During the Company's certification process in 1992, he worked at the Company's JFK office to prepare the Company's overseas services. In Latvia, Mr. Rukmanis has worked as an attorney specializing in business law. From 1988 through 1989 he was Senior Legal Counsel for the Town of Adazhi in Riga County, Latvia. From 1989 to 1990 he served as Deputy Mayor of Adazhi.

Anita Schiff-Spielman, a US citizen, serves as a director of the board. She has been associated with the Company since its inception in 1989. In 1992 she helped organize office systems at JFK and helped formulate the Company's employment policy, passenger service standards, and cost accountability. Ms.
Schiff-Spielman has owned Schiff Dental Labs, New York, NY, for the past fifteen years.

Significant Personnel

Nina Morozova, 47 years of age, a US citizen, serves as Director of Accounting. She joined the Company in 1992. Prior to joining the Company, from 1978 through 1991, Ms. Morozova was accounting manager at Pan American Airways. From 1970 through 1978, Ms. Morozova was manager economics at Scandinavian Airlines System.

Robert Hughes, 64 years of age, a US citizen, serves as Director of Technical Services. He joined the Company in 1992. Prior to joining the Company, Mr. Hughes operated Arel Aviation Service, Inc., an FAA approved repair station which provided services in aircraft component repairs, acceptance of large aircraft, inspection of records, maintenance review, and aircraft appraisal. Mr. Hughes was one of the co-founders of New York Air and, from 1980 to 1982, served as vice president of operations. From 1978 through 1989, Mr. Hughes was the director of product support and purchasing at Seaboard World Airlines.

Jonathan Hill, 44 years of age, a US citizen, is Director of Sales and Reservations. He joined the Company in 1992. Prior to joining the Company, from 1988 to 1992, Mr. Hill was Marketing Manager for Aeroflot, USA. Since 1985, Mr. Hill has also been a lecturer teaching PARS Computer Reservations System (CRS) to airline reservations specialists at the Travel and Tourism Department of Kingsborough College.

Victoria Charlton, 54 years of age, a citizen of UK, is Director of Promotion & Advertising. She joined the Company in 1992. Ms. Charlton has a background in international promotions. In 1992, she organized the Company's promotional sponsorship of the St. Petersburg Festival at the Met. During various periods from 1975 through 1992, Ms. Charlton served as executive director of Gateway Projects representing merchandising rights for Paramount Studios, LCA (Warner), MCA (Universal Studios, and De Laurentis Studios). Ms. Charlton has presented exhibitions from the Hermitage Museum in St. Petersburg, and organized performances for Russian artists and the leading companies in the US. In 1993 she organized a lecture tour for Mikhail Gorbachev in England.

Captain John Hodge, 50 years of age, a US citizen, will serve as Director of Flight Standards, pending completion of the Company's financing. Presently, he maintains his professional qualifications with North American Airlines. Mr. Hodge has twenty years experience in aviation operations, including FAA Air Carrier Inspector, Check Airman, Operations Group Coordinator, Regional Investigator in charge during accident investigation of Continental Airlines Flight 1713, Regional Staff Specialist dealing with rules and regulations, Flight Standard District Officer, Flight Instructor, CFI-A & CFI-I, wind tunnel test background at McDonnell Douglas, flight test background and data analysis at McDonnell Douglas.




Item 10.  Executive Compensation.  Management, Compensation.

Compensation

The board of directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of this Offering, the rate of compensation for the Company's executive officers is:
(i) President $186,000, (ii) Vice President Marketing $82,000, and (iii) Vice President Europe $68,000. Pursuant to written agreement, the President's and Vice Presidents' salaries will be reduced to an amount equal to 50% of budgeted salary during the 90-day period commencing when funds are received at Closing Upon commencement of flight services 100% of respective budgeted salaries will be paid. To this date, the Company has paid officers no salaries, nor otherwise have compensated officers. Board directors are not presently compensated and shall receive no compensation prior to commencement of revenue service.

The following table identifies executive compensation to be paid. The board of directors has established the compensation. No individual personnel contracts exist. The officers have been working on behalf of the Company in their respective offices for six years. No executive salaries have been paid to date, nor will be paid until funds are received at the Closing, but normal salaries have been treated as capital contributions. See footnote 6(G) of the Company's Financial Statement and "Contributed capital". To preserve the IPO proceeds designated working capital , these officers have agreed to continue in their offices at reduced salaries for the period of three months between the Closing and commencement of revenue operations. Reduced salaries will not commence until proceeds are available from this Offering. The executive officers have provided written affirmation that each will continue in his respective position at reduced salary for the three months following the Closing.

Name                         Position                      Salary
Igor Dmitrowsky             President                    $186,000
Brian Glynn          Vice President Marketing              82,000
Andris Rukmanis       Vice President Europe                68,000




Item 11.  Security Ownership of Certain Beneficial Owners and Management.

  Principal Stockholders.


                 PRINCIPAL STOCKHOLDERS

The following table sets forth, as of the date of this
Prospectus, the ownership of the Company's Common Stock by (i)
each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the
Company's Common Stock <FN2>.  Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.  The percentage owned after the Offering reflects the sale of 1,000,000 Shares and 3,000,000
Warrants <FN1>.
                            Common Shares
                          Beneficially Owned  Percent of Total     Percent of Total
                          After the Offering   Before Offering     After Offering <FN1>
 Directors and Officers

 Igor Dmitrowsky . . . . . .         3,034,100           62.1%               51.6%
 63-26 Saunders St., Suite 7I
 Rego Park, NY 11374
 Walter Kaplinsky  . . . . .           146,500           3.0%                 2.5%
 2000 Quentin Rd.
 Brooklyn, NY 11229

 Brian Glynn . . . . . . . .           100,000           2.0%                 1.7%
 148 Claremont Rd.
 Bernardsville, NJ 07924

 Andris Rukmanis . . . . . .            51,000           1.0%                 0.9%
 Kundzinsala, 8 Linija 9.
 Riga, Latvia LV-1005
 Anita Schiff-Spielman . . .             4,500           0.1%                 0.1%
 1149 Kensington Rd.
 Teaneck, NJ 07666

 All directors and officers          3,336,100           68.2%               56.8%
(Five persons)

<FN1>
(1) Does not reflect the exercise of Over-Allotment Warrants or Representative's Warrants.

<FN2>
(2)  Steffanie J. Lewis, The IBLF P.C., 3511 North 13th St.,
Arlington, VA 22201, owns 380,000 shares which is 7.8% of total shares before the Offering and 6% of total shares after the Offering.


Item 12.  Certain Relationships and Related transactions.

Certain Transactions.

     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officers or directors hold Company shares purchased since March 4, 1995, i.e. within one year of the Company's filing its initial registration of this Offering. All securities previously purchased by officers and directors were purchased for fair market value at the time they were purchased. Excepting Management Stock Options and the Company's renting office space from its president prior to moving to JFK, no transaction exists between officers and the Company or affiliates of either, and there are no incentive plans or options for delayed compensation.



Item 13.  Exhibits and Reports on Form 8-K. Financial Statements;
          Exhibits.  No report has been filed on Form 8-K.

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