Form 10KSB
period 1997-12-31
BALTIA AIR LINES INC
filed 1998-06-05
CIK 869187

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-KSB



ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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



                        DESCRIPTION OF SECURITIES

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, $.0001 par value per share, and 15,000 shares of Preferred Stock, $1.00 par value. At the Effective Date, a total of 2,442,500 shares of Common Stock are issued and outstanding and held by over 100 shareholders. No shares of Preferred Stock are issued and outstanding. No stock was issued under 333-21006-NY and all securities registered therein are carried forward into Registration 333-37409 pending an effective date.

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

Warrants

In the Offering under 333-37409 the Company will issue 1,100,000 Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at $6.05 commencing six months from the date of this Prospectus until five years from the date of this Prospectus. The Company may redeem outstanding Warrants, once they become exercisable at a price of $.10 per Warrant on not less than 30 days written notice, provided the closing bid quotations of the Shares have exceeded $10 for 20 consecutive trading days ending on the third day prior to the date on which notice is given. Baltia intends to redeem the Warrants at the earliest opportunity. Warrants may not be exercised following redemption. Therefore, the investor may have to exercise the Warrant earlier than he or she intended. If the Warrants are called for redemption by the Company, an investor may have to exercise the Warrants before maximum profit can be gained. The Warrants expire five years after the Effective Date, or sooner if the Warrants are called for redemption. The Prospectus will become "stale" nine months following the Effective Date. The Company will try to maintain, and will provide, a current prospectus at such time as the Company may call for redemption, but assumes no obligation to maintain a current prospectus otherwise. Warrants may not be exercised or redeemed in the absence of a current prospectus and the Company's Warrant and Transfer agents are forbidden to accept Warrants unaccompanied a current prospectus.

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

Representative's Warrants

At the Closing of this Offering the Company will sell to the Representative, for a total purchase price of $100.00, Warrants entitling the Representative to purchase up to 110,000 shares of Common Stock at $6.05 per Share (110% of initial public offering price) and 110,000 Warrants at $.11 per Warrant (10% of initial public offering price). Warrants underlying the Representative's Warrants differ from the Warrants offered to the public hereunder to the extent that the Warrants are non-redeemable by the Company. The exercise prices of the Option and underlying Warrants are subject to anti-dilution adjustment under certain conditions. The Representative's Warrants are exercisable during the four-year period commencing one year form the date of this Prospectus, and the Warrants are non-transferable for one year except to the officers of the Representative, members of the underwriting group and their respective officers or partners. The Securities issuable upon the exercise of the Representative's Warrants have been reserved by the Company and have been included in the Registration Statement of which this Prospectus is a part.

Preferred Stock

The Company has authorized 15,000 Preferred Shares which may be issued from time to time, as authorized by the board of directors. Preferred shares have $1 par value and no voting rights. As of the present date thereof, no shares of Preferred Stock are outstanding and the Company has no present plans to issue any shares of Preferred Stock.


                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1997:

      Class                                              Number of Shares
Common Stock Par Value $.0001 Per Share                     2,442,500
Preferred Stock No Par Value                                   -0-

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

Baltia's Initial Public Offering Registration Statement became effective September 16, 1996. This is the second annual report to which Baltia is subject to filing under Section 13 or 15(d) of the Exchange Act.

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

                                       PART I

Item 1. Description of Business.

                       BUSINESS

Summary.

                      The Company

The Company, a development stage U.S. airline, has been granted rights by the U.S. government to provide scheduled full-service commercial passenger, freight, and mail transportation by air between New York City and St. Petersburg, Russia. With the proceeds from this Offering the Company intends to commence revenue flights as the U.S. designated carrier on this route.

St. Petersburg is the former capital of Russia, with  a population of just  under five million people,  which makes  it the second  largest
city in  Russia and the  fourth largest  in  Europe.   It is  a
central hub for commercial activity in the Northwestern Region of Russia, and is the major intellectual, cultural, financial, and industrial center of the Russian Federation. (Department of Commerce ("DOC"), Bureau of the Census). The Company believes that there is a large market of passengers and shippers desiring direct non-stop air transport between New York and St. Petersburg. See "Business"

Presently, the Company is the sole U.S. airline with authority to fly non-stop direct between the U.S. and St. Petersburg, Russia. The authority to fly non-stop between the U.S. and Russia derives from an aviation agreement between the two countries and is delegated exclusively to airlines of the U.S. and Russia. Thus, excepting Russian carriers, which have authority delegated by the Russian Government, all foreign air carriers (third-party carriers) providing service between the U.S. and Russia must stop in their respective home countries before flying onto Russia. Presently, all third-party carriers change gauge in the home and operate a narrow-bodied aircraft into St. Petersburg.
The U.S. Department of Transportation has granted to U.S. airlines all the authority currently available for service between the U.S. and Russia. Until there is a new bilateral aviation agreement between the countries that would increase the number of flights permitted between the U.S. and Russia, Baltia expects to maintain exclusive U.S. non-stop authority to provide non-stop direct service between the U.S. and St. Petersburg.

Although it recognizes that the air transport industry is very competitive, the Company understands that the passengers prefer direct non-stop flights with relative seating comfort on trans-Atlantic flights. The Company also believes that freight forwarders prefer to load cargo in containers, seal them, place them on a U.S carrier in New York and have them delivered directly to St. Petersburg. The alternative is to ship cargo via Russian carrier, or via third-party carrier where cargo would be off-loaded in a third country, and reloaded as small packages into a narrow-bodied airplane for the flight from the third country into St. Petersburg.

The Company's business strategy is to initially establish service between New York and St. Petersburg with one airplane. The U.S. Department of Transportation, Office of Airline Analysis, found that the Company's plan was both comprehensive and reasonable. As the market demands, the Company hopes to add a second airplane. After service between New York City and St. Petersburg, Russia is established, the Company may expand service to other cities in Russia and the former Soviet Union. Eventually, the Company's goal is to be a leading carrier in the US - Russia niche market.

The Company's marketing strategy is to associate the Company's name with quality service while matching current ticket pricing structures. The Company plans to operate a Boeing 747 configured with 316 seats to promote passenger comfort. The Company's proposed three-class non-stop direct service should provide convenient 8 hour 30 minute transport between New York City and St. Petersburg.

Currently, the Company is in contract negotiations with Pacific Aviation Holding Company for a 3 to 5 year lease of a Boeing 747 and has allocated
$1 million for aircraft acquisition deposit. See "Use of Proceeds." The Boeing 747 is capable of carrying standard freight containers and pallets in its belly. The Company plans to provide non-stop palletized and containerized air cargo service between the United States and St. Petersburg, a service presently not offered by any other U.S. airline. Also, the Company expects to be carrying U.S. mail.

The Company's activities, from inception to the present, have been devoted to raising capital, obtaining route authority and approval from
the  US   Department  of   Transportation  and   the  Federal   Aviation
Administration, and on market research and development of the Company's overall marketing program. The Company's management has been found fit by the U.S. Department of Transportation to provide scheduled air service between New York and St. Petersburg. Its management and business plan have had the benefit of cross examination by the major U.S. airlines when, in 1990 the Company competed with eleven airlines (American Airlines, Delta, Continental, TWA, PanAm, Northwest Airlines, American Trans Air, United Airlines, Alaska Airlines, Federal Express and Evergreen International Airlines) before the U.S. Department of Transportation ("DOT") for rights to fly to the former Soviet Republics. See
"Business -  U.S. Carrier Operations Under Bilateral Rights."
The Company won rights to serve St. Petersburg, Riga, Minsk, Kiev,
Tblisi, and Moscow in June 1991, followed thereafter by an attempted coup d'etat of the Soviet government which disrupted the Company's financing. The Company's rights subsequently terminated for dormancy. In 1996 the DOT again found the Company's management fit and reactivated its authority to serve St. Petersburg.

BALTIA(R), VOYAGER CLASS(R), THE NEW WAY TO EUROPE(TM), CLUB BALTIA(TM), BALTIA CARGO(TM), AIR BALTIA(TM), and BALTIA EXPRESS(TM) are trademarks of the Company.


FAA Air Carrier Certification

To assure that an airline, previously certified as fit by the DOT, uses safe operating procedures, its operating procedures and personnel must be certified by the FAA. In order to accomplish this certification, the Company has prepared a detailed schedule of events of approximately ninety (90) days duration. The certification process begins with providing the FAA with written documentation of the procedures to be used in its operations. These written procedures, which include training procedures, are reviewed by the FAA. After the FAA is satisfied with the documentation, the airline trains its personnel according to its procedures under FAA supervision. Finally the airline employees demonstrate their mastery of the procedures to the FAA. Upon successful completion of demonstrations, an airline receives its FAA air carrier certification. The FAA will require that the Company submit its manuals and other documentation, train crews for B747, conduct a mini-evacuation demonstration, and complete
50 hours of proving-flight demonstration from JFK to St. Petersburg (equivalent of 3 round trips). During the proving flights the Company is not permitted to carry passengers but it may carry freight.

Regulatory Compliance

The Company intends to operate as a Part 121 carrier, a heavy jet operator. As such, following certification the Company is required to maintain its air carrier standards as prescribed by DOT and FAA regulation and as specified in the FAA approved
Company manuals. As part of its regulatory compliance the Company is required to submit periodic reports of its operations to the DOT. As a new airline, the Company is likely to be subjected to a greater FAA scrutiny during the first year of its flight operations than an established carrier. Failure to maintain compliance may cause suspension or revocation of air carrier certificate. The Company will be subject to FAA directives, including those that may ground the Company's airplane.

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

Unexpected political changes in Russia might affect the Company's growth. Airline services under bilateral agreements typically continue even between countries that are adversarial. A break in diplomatic relations could be accompanied by interruption of air service, but such extended occurrences are rare. However, adverse political direction in Russia could impede US-Russia commerce.

Aircraft Acquisition

The Company intends to operate Boeing 747 aircraft on the JFK-St. Petersburg route. The Company intends to lease one B-747 aircraft that meets FAA airworthiness requirements. The Company has budgeted $1 million deposit for the aircraft. Monthly acquisition costs will be paid from operating revenue. See "Use of Proceeds."

Description of the Market

Air Cargo. Air cargo traffic from the US to Russia from 1995 to 1996 grew 18% to $3.34 billion following a 120% growth from 1992 to 1993. Air cargo from Russia to the US grew 143% from 1992 to 1993, declining slightly between 1995 and 1996 -- to $3.56 billion.
(US Department of Commerce: Commercial Overview of Russia: Foreign Trade, BISNIS Home Page January 1998.) In 1996 New York State exported $196,979,382 to Russia. (Bureau of the Census, US Department of Commerce) The Company has received offers from two JFK-based cargo agents. Paramount Cargo Marketing, Inc. projects shipments of 20 tons per flight, and RAF International Sales projects shipments of 50 to 75 tons weekly to St. Petersburg.

Passenger Traffic. AWAITING UPDATE DATA ON US TRAFFIC TO RUSSIA. According to the DOC statistics, 77% of all passengers visit only one country. St. Petersburg has a growing number of private travel agencies that serve the new segment of affluent Russian travelers who require quality service. Russian passenger arriving in the US increased
19% from 1995 to 1996. The Company surveyed fares of the leading foreign airlines that are serving the US-Russia market. Over the past several years, fares in the US-Russia market have remained stable and have incrementally risen (6% from 1993 to 1994, 4% from 1994 to 1995, and AWAITING UPDATE).

The US-Russia Bilateral Agreement restricts foreign airlines, excepting Russian airlines, from providing non-stop service between the US and Russia, and, no US airline offers non-stop service between JFK-St. Petersburg. The present US-Russia bilateral limits the aggregate number of round trips US carriers may make to Russian cities (frequencies). All frequencies available under the present US-Russia bilateral have been allocated by the US Department of Transportation for use by US carriers to serve Russian cities other than St. Petersburg. Thus, the Company expects to offer the only US non-stop service with a wide-body aircraft from New York to St. Petersburg.

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

Marketing

The Company's objective is to establish itself as a leading quality carrier in its market niche over the North Atlantic with operations that are profitable over time. The Company intends to compete for the passenger segments that choose quality. Although the Company has allocated 40% dilution of the average weighted fare for discount promotions, the Company does not expect to be in direct competition with deep discount airlines.

The Company will operate between two of the largest nations in one of the world's fastest growing markets providing non-stop, wide-body passenger service with First, Business, and Voyager
Class accommodations. The Company has identified several market segments in the US-Russia Market: (i) Business Travelers,
(ii) General Tourism, (iii) Ethnic Travelers, (iv) Special Interest Groups, (v)Professional Exchanges, and (vi) Government and Diplomatic Travel. The Company's passenger market strategy is tailored to particular preferences of the various segments of its customers with marketing attention particularly focused on American business travelers with interests in Russia who require high quality, non-stop service from the US to Russia.

The Company intends to advertise in selected publications, supplemented by direct mailings to corporate travel planners, and individual American businesses that are currently involved in Russia. The Company plans to sponsor selected industry and trade events in the US and in St. Petersburg, and to implement a controlled frequent flyer program for frequent business travelers. Seawind Cruise Lines and Hilton Hotels have expressed interest in conducting joint marketing programs with the Company, but the Company has no current contractual relationships with any businesses. In June 1997, the Company issued 65,000 shares to Trent Trading for the purchase of $396,090 in media placements (advertising space in U.S. NEWS &
WORLD REPORT, BUSINESS WEEK and NEW YORK LAW JOURNAL).

In addition to listing its schedules and tariffs in the Official Airline Guide ("OAG"), and through a Computer
Reservations and Ticketing System ("CRS"), the Company intends to provide customer service and reservations centers in New York and in St. Petersburg. The Company intends to activate CRS reservations service when the DOT issues its order authorizing the Company to sell advance tickets.

The Company believes aircraft choice is part of marketing. Believing it offers the greatest degree of comfort and capacity for the JFK-St. Petersburg market, the Company intends to operate a Boeing B747 aircraft Its dispatch reliability lies within the 97% range. (Boeing Report ID:RM 23004). The Company intends to provide non-stop wide-body cargo service from the JFK to St. Petersburg, offering containers, pallets, and block space arrangements in the aircraft's cargo bay.

Description of the Industry

Until the Airline Deregulation Act of 1978, the domestic airline industry was economically regulated by the Civil Aeronautics
Board ("CAB"). Deregulation brought numerous new carriers into the domestic scheduled airline business challenging the industry fares, work rules, and wages. Over the ensuing years, most of the new carriers either merged with major carriers or left the business. Now, major carriers are creating alliances, bringing to a close the period of adjustment to jet travel under deregulation, and the Company believes, setting the stage for a new era of profitability in the airline industry. Generally, major US airlines are currently either making a profit or decreasing their annual loss. (See generally http://www.bts.gov/oia/indicators,
Bureau of Transportation Statistics, U.S. DOT)

Competition

The Company recognizes that it will face non-stop competition from Aeroflot as well as one-stop and two-stop service competition from the leading European airlines and competition from US airlines with marketing arrangements with European airlines. The European airlines provide connections to St. Petersburg through their European hubs. In 1996 Delta ceased serving St. Petersburg and has since applied to the DOT for authority to market St. Petersburg through code sharing with foreign carriers.

Acknowledging that the competition is bigger, has more money, has name recognition, the Company believes it can compete successfully by responding quickly to changes and opportunities, providing quality service, offering exclusive US non-stop service between two very large cultural and business centers, and enabling freight forwarders to handle containerized shipments. However, there is no guaranty that the Company will be successful.

The Company does not currently have interline agreements with other airlines and intends to sign interline agreements with other airlines after the Company commences service, but there is no assurance that the such agreement would contain discounts equal to those of its competitors. Interline agreements allow participating carriers to reduce the total cost of a multi-legged ticket involving two or more airlines, each airline contributing a certain discount for the leg on which it provides service in order to bring down the overall price of such a ticket. Prior to the Company's signing interline agreements with other airlines, at their local travel agent through the CRS, passengers will be able to purchase a multi-leg ticket where the Company is one of the air carriers without interline discount, but it may be more expensive that a multi-leg ticket on a competitive airline that has interline agreements in place.

Pricing

The Company intends to focus its marketing on the First class, Business class and upscale tourist, who choose non-stop, quality service. Business and First class travelers are currently paying between $1,707 to $2,660 more than a discount passenger. Although the Company does not intends to be a discount carrier, it intends to remain competitive in all classes of tickets. When the Company commences revenue service, it will use a 40% dilution factor, a dilution of the weighted average fare used in forecasting revenues which results when passengers purchase a discounted ticket. This percent of dilution will allow the Company to compete periodically with discount programs without compromising its revenue forecasts.
See fare calculation below.

The following table represents the seating configuration and class occupancy ratio of 93,431 passengers forecast for year one:

 Baltia's B747 Intended Seating Configuration and Assumed Average Occupancy
                         Assumed     Assumed
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

1994 DOC statistics report that between 1992 and 1993 the distribution of US passengers to Russia among First, Business and Tourist and Economy Classes was 6%, 14%, and 80% respectively.
Being conservative, the Company calculates its fare revenues based on a 3.3%, 9.5%, and 87.2% class distribution ratio among passengers.
However, recognizing the fact that in the market the requirement for First and Business class service is strong, the Company intends to allocate appropriate seating capacities for its First and Business classes (16 First, 32 Business, and 268 Economy and
Discount class seats in Baltia's B747 layout). The following table shows the Company's weighted average passenger fare calculation.


               The Company's JFK - St. Petersburg Fare Calculation
                                      Assumed      Assumed     Contrib. to
                                     Published    Percent of     Weighted
                                       Fare       Passengers     Av. Fare

 First . . . . . . . . . . . . . . . .$2,715          3.3%       $90.66
 Business  . . . . . . . . . . . . . . 1,595          9.5%       150.91
 Economy <FN1>  . . . . . . .  . . . . 1,193         20.6%       245.67
 Discount Fares  . . . . . . . . . . .   555         66.6%       369.67


 Weighted Average Fare - Undiluted . . . . . . . . . . . . .  $856.91
 Dilution Factor @ 40% for promotion/discount programs . . .  $342.76
 Weighted Average Fare - After Dilution  . . . . . . . . . .  $514.15 <FN2>

<FN1>
(1)  Company trademark: "Voyager Class".
<FN2>
(2)  Yield @ 3,900 NM (av. distance JFK-LED in nautical miles) is
     13.18 cents per mile

Personnel

The DOT Order 96-1-24 and 96-2-51 found the Company's management fit to operate its scheduled international air service. See "Management." At present eight staff members are actively working on the Company's financing and aircraft acquisition; none are currently receiving compensation from the Company. During the FAA certification procedure, the total of 26 staff and managers actively working on the procedure and marketing will be paid salaries reduced by 50%. At 50% reduction, total salaries and training allowances equal $196,000. Immediately prior to commencement of service the Company expects to employ a total of 94 employees, including:
(i) 28 executive, administrative, and sales personnel, (ii) 33 station personnel at JFK and St. Petersburg, (iii) 2 captains, 2 first officers, 2 chief stewards, and 18 stewards. Shortly after commencing the JFK
- St. Petersburg service, the Company intends to bring the total number of employees to 131. Certain employees must be FAA qualified for specific positions.

Facilities

The Company presently subleases facilities on a month-to-month basis from Iceland Air, a permanent tenant in the East Wing of the International Arrivals Building ("IAB"), JFK International
Airport, New York, at a rate of $1,200 per month. Upon receipt of IPO proceeds the Company should have an approximate date for commencing revenue service, and will sign a written lease with Iceland Air for larger space as need requires with increase in frequency (aircraft turn-around). Negotiations indicate that the monthly rent presently charged will be replaced by a charge equal to $750.00 per aircraft turn-around, i.e. one aircraft's landing, servicing and departure. As the US carrier providing international service, the Company believes it is eligible for required gate space and other facilities at JFK and at Pulkovo airport in St. Petersburg. Prior to leasing space from Iceland Air, the Company leased office space from the Company's president at his residence at $400 per month.


Currently Texaco quotes fuel at $0.62/gal at JFK and Aer Rianta quotes fuel at $0.96/gal at St. Petersburg. Fuel and other industry operating costs are subject to variation.


Intellectual Property.

The laws of foreign countries may treat the protection of proprietary rights of the Company differently from, and may not protect the Company's proprietary rights to the same extent as do laws in the United States.

Item 2.  Description of Property.  Intentionally Omitted.

Item 3.  Legal Proceedings.    Intentionally Omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.
The Company's Annual Meeting was held on August 25, 1997 at which time the following four persons were unanimously re-elected to the four member Board of Directors by 1,646,667 affirmative votes representing 67% of total voting shares: Igor Dmitrowsky, Walter Kaplinsky,
Adris Rukmanis, and Anita Schiff-Spielman.

                            PART II

Item 5. Market for Common Equity and Related Stockholder Matters. No present market.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

        MANAGEMENT DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the all of the Financial
Statements and Notes included.

Overview

Baltia is a development stage US Airline focused on the US-Russian market. The Company has not commenced revenue operation and has not received any revenues for air transport. In preparing for revenue flight operations as a US designated airline on an international route, over eight years, the Company has invested approximately $6 million, half in cash and half contributed services. The officers and directors of the Company have been compensated with Shares. At December 31, 1997 the Company had an accumulated deficit of $1,084,691.

The Company has been financed to date by officers, directors, key personnel, and their families and friends. In early 1991 the Company raised approximately $200,000 in a Regulation D offering as seed money to be followed by major financing upon receipt of route authority. In June the Department of Transportation granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi. In August the Company's financing efforts were destroyed by the attempted Soviet coup d'etat. Subsequently the route authorities terminated for dormancy.

In 1995, the Company reapplied for JFK-St. Petersburg authority. In 1996 the DOT reissued JFK-St. Petersburg route authority to the Company based upon reexamination of the Company's operating plan and fitness as a US air carrier. The Company's Registration Statement for a best-efforts underwriting became effective in September 1996. Due to the underwriter's internal problems, in spring 1997, the underwriting was mutually terminated unsuccessfully. The offering is presently underwritten on a firm commitment basis and the DOT has renewed the Company's JFK-St. Petersburg route authority until August 7, 1998 to show evidence of FAA certification, operating capital and liability insurance coverage.


Twelve Months Operating Plan

For twelve months the Company will operate from one weekly round trip flight between New York and St. Petersburg, increasing the frequency as market demands, up to five weekly round trips carrying passengers, cargo and mail. If sufficient capital is raised, the Company may apply to the DOT to serve additional cities in the former Soviet Russia, but there is no specific plan to do so at this time.
Assuming zero revenue, and thus zero traffic, service would remain at one round trip per week.

The Company believes its cash requirements to operate one Boeing 747 between NY and St. Petersburg, Russia once a week for twelve months is $12.1 million, which includes three months pre-operating expenses at $2.7 million as detailed in Use of Proceeds, nine months operating expenses at $8.3 million as submitted to the DOT, and the Company's total liabilities at $1.1 million as affirmed in Financial Statements within this prospectus. (DOT Order 97-9-11, p.5. Nine months operating expenses equal DOT average three months expenses of $2.7 million times 3.) The pre-operating and operating expenses include, but not exclusively, aircraft leasing costs of $2.2 million, aircraft insurance in the amount of $1.1 million, personnel expenses of approximately $4 million. Complete budget projections of expenses expressed in regulated categories is available in OST 96-2032 and OST 97-2763.

To provide this service, aside from office equipment, capital expenditures include aircraft acquisition, spare parts and ground equipment. There will be no more capital assets acquired unless there is market demand, in which case there will be revenue from which to make the capital purchase. The funds to acquire the initial capital items are listed in the Use of Proceeds table. Monthly aircraft lease payment is expected to be paid from revenue. Even assuming zero revenue, there are sufficient funds available from the IPO and LainBanka line of credit ("LOC") to make lease payments for one year. (Total annual expenses $12.1 million and available resources $13.1 million as discussed below.)

The LainBanka LOC was issued in 1998 and has never been drawn upon. The LOC, in the amount of $6.2 million has been immediately available to the Company upon the Company's opening an account including registering a subsidiary in Latvia, maintaining sufficient convertible currency in the account to perform any target programs the Company may have in Latvia. The funds should not be employed for primary funding of capital investments.

Following the Closing, the Company expects to open an account with LainBanka to hold $10,000 of the reserve from net proceeds.
This will require that the Company register a subsidiary in Latvia, which it will do in a manner similar to registering as a foreign corporation in another state of the US should the Company, at some time in the future, do business in a state other than NY where it is incorporated. The Company will not conduct any target program in Latvia during the first twelve months following the Closing and therefore has no requirement to maintain a specific amount in the LainBanka account. The interest rate and repayment schedule will be in accordance with the then effective lending rates (10% to 14%) and terms at the LainBanka. There is no assurance that the terms, then in effect in Latvia, will be acceptable to the Company.

At Closing, the Company receives net proceeds in the amount of $6.9 million, which together with the LOC makes available resources totaling $13.1 million.

In addition to the IPO proceeds and LOC, the Company may issue $6 million in bonds through W.R. Lazard. The Company has no specific present intent to issue the bonds, but has an agreement with W.R. Lazard to effect optimum timing of the bond issue should the Company so choose. If the Company were to issue bonds it would incur debt equal to the amount of bonds issued plus a current monthly liability for 10% to 15% interest on the debt. Further, potential proceeds from the exercise of Warrants in this issue may provide additional cash following this twelve month period.

FAA certification. The Company expects to complete FAA certification expediently, but cannot guaranty completion by a specific date. FAA air carrier certification process which is based upon a 90-day schedule of events consisting of document approval, crew training, and flight demonstration.

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



Item 7.  Financial statements.


                              BALTIA AIR LINES, INC.

                          (A DEVELOPMENT STAGE COMPANY)

                               FINANCIAL STATEMENTS



                              BALTIA AIR LINES, INC.

                               FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



Contents                                              Page

Independent Auditors' Report                          F-2


Financial Statements:

  Balance Sheet - December 31, 1997                   F-3

  Statement of Operations - Years ended
    December 31, 1997 and 1996 and (Unaudited)
    August 24, 1989 (Inception) through
    December 31, 1997                                 F-4

  Statement of Cash Flows - Years ended
    December 31, 1997 and 1996 and (Unaudited)
    August 24, 1989 (Inception) through
    December 31, 1997                              F-5 - F-6

  Statement of Changes in Stockholders'
    Deficit - Years ended December 31, 1997
    and 1996 and (Unaudited) the balance at
    December 31, 1992 (not covered by
    Auditors' Report) the years ended
    December 31, 1993, 1994 and 1995               F-7 - F-8

  Notes to the Financial Statements                F-9 - F-20

Independent Auditors' Report

To the Shareholders of and the Board of Directors of Baltia Air Lines, Inc.

We have audited the balance sheet of Baltia Air Lines, Inc. (A Development Stage Company) as of December 31, 1997 and the related statements of operations, cash flows, and changes in stockholders' deficit for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has not generated any revenues and has incurred losses in excess of $6,500,000 since its inception. In addition, the Company has a capital deficit and substantial excess of current liabilities over current assets. These factors, and the others discussed in Note 1 (C), raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in respect to these matters are referenced in Note 1 (C). The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


J.R. Lupo, P.A. CPA
Verona, NJ


June 4, 1998

                              BALTIA AIR LINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET



                                                                December 31,
                                                                   1997

Assets

Current Assets:
  Cash                                                        $      3,135

    Total Assets                                              $      3,135


Liabilities and Stockholders' Deficit

Current Liabilities:
  Accounts payable                                            $    571,154
  Accounts payable to
    stockholders                                                    65,318
  Accrued interest                                                       0
  Notes payable                                                          0
  Notes payable to stock-
    holders                                                        303,572
   Total current liabilities                                       940,044

Commitments and contingencies

Stockholders' deficit:
  Preferred stock - no par value;
    15,000 shares authorized, 0
    shares issued and outstand-
    ing at December 31, 1997                                             0
  Common stock - $.0001 par
    value; 100,000,000 shares
    authorized, 2,442,500 shares
    issued and outstanding at
    December 31, 1997                                                  245
Additional paid-in capital                                     5,846,442
  Prepaid media costs                                           (  396,090)
  Deficit accumulated during
    development stage                                           (6,387,506)
    Total stockholders'
      deficit                                                   (  936,909)
    Total liabilities and
      stockholders' deficit                                   $      3,135









The accompanying notes are an integral part of the financial statements.

                              BALTIA AIR LINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                             August 24, 1989
                                                             (Inception) to
                                            Years Ended        December 31,
                                            December 31,          1997
                                           1997       1996     (Unaudited)


Revenues                                        0  $       0  $          0

Expenses
  General and
   Administrative                          84,512     92,749     2,226,883
  Professional
   fees                                    58,625     77,817     1,984,945
  Service
   contributions                                0          0     1,352,516
  Training Expense                              0          0       225,637
  Abandoned fixed
   assets                                       0          0       205,162

    Total expenses                        143,137    170,566     5,995,143

Interest expense                                0     68,120       392,363

Net loss                                $(143,137) $(238,686)  $(6,387,506)

Net loss per
  common share -
  basic and
  diluted                                  $(0.06)    $(0.11)      $(2.62)






















     The accompanying notes are an integral part of the financial statements.

                              BALTIA AIR LINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                             August 24, 1989
                                                             (Inception) to
                                            Years Ended        December 31,
                                            December 31,           1997
                                           1997       1996     (Unaudited)

Cash flows from
 operating activities:

Net loss                                 $(143,137) $(238,686) $(6,387,506)
 Adjustment to
 reconcile net
 loss to net cash
 provided by oper-
 ations:
  Depreciation                                   0          0      219,410
  Stock issued for interest                      0          0       63,500
  Contributed services                           0          0    1,352,516
  Increase in accounts
   payable                                  17,749     24,407    2,375,598

     Net cash
     (used) for
     operating
     activities                           (125,388)  (214,279)  (2,376,482)

Cash flows from invest-
 ing activities:

  Purchase of equipment                          0          0   (  219,410)

     Net cash (used)
     for investing
     activities                           (      0)         0   (  219,410)

Cash flows from
  financing activities:

    Proceeds from
    shareholder
    loans (net)                            128,183    207,706    1,351,573
    Proceeds from
    issuance of
    common stock                                 0          0    1,133,214
    Increase paid-in
      capital                                    0          0      614,240
   Purchase and
     retirement
     of treasury
     stock                              $        0  $       0  $(  500,000)

       Net cash
       provided from
       financing
       activities                          128,183    207,706    2,599,027

The accompanying notes are an integral part of the financial statements.

                              BALTIA AIR LINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                             August 24, 1989
                                                             (Inception) to
                                            Years Ended        December 31,
                                       December 31,           1997
                                           1997       1996     (Unaudited)
Net increase (decrease)
 in cash                                     2,795   (  6,573)       3,135

Cash at begin-
 ning of period                                340      6,913            0

Cash at end
 of period                              $    3,135  $     340  $     3,135

Supplemental Cash
Flow Information

Cash paid for
  interest                              $        0  $       0  $         0

Cash paid for
  income taxes                          $      776  $      52  $     3,057

Non-Cash Items:

Acquisition of prepaid
  media costs                           $  396,090  $       0  $   396,090
Conversion
  of liabilities                        $3,130,437  $       0  $ 3,130,437

Reclassification of
  redeemable
  common stock                          $        0  $       0  $(  400,000)

Surrender of rights
  to redeem common
  stock                                 $  400,000  $       0  $   400,000

Contributed
  services                              $  270,928  $       0  $ 1,081,588

Stock issued
  for interest                          $        0  $       0  $    63,500











The accompanying notes are an integral part of the financial statements.

                              BALTIA AIR LINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                           Deficit
                  Common                  Accumulated
                  Stock       Additional   During the   Prepaid      Total
                        Par    Paid-in    Development    Media    Stockholders'
              Shares   Value   Capital       Stage       Costs      Deficit
August 24,
1989
(Inception)
through
December 31,
1992
(Unaudited)   558,200   $ 56  $   978,484 $(4,190,584)$       0   $(3,212,044)

1993 *;

Issuance
of Common
Stock       1,368,675    137       42,199           0         0        42,336

Net Loss            0      0            0  (  266,889)        0    (  266,889)

1994 *;

Issuance
of Common
Stock          95,050     10  $     1,892           0         0         1,902

Contributed
Capital             0      0      457,250           0         0       457,250

Net Loss            0      0            0  (  638,160)        0    (  638,160)

1995 *;

Issuance
of Common
Stock         140,575     14      107,834           0         0       107,848

Issuance
of Common
Stock as
non-refund-
able prepaid
interest       12,500      1       63,499           0         0        63,500

Reclassification
of redeemable
Common Stock        0      0   (  400,000)          0         0    (  400,000)




* - Not covered by accompanying Auditors' Report.

The accompanying notes are an integral part of the financial statements.

                              BALTIA AIR LINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                            Deficit
                  Common                  Accumulated
                  Stock       Additional   During the   Prepaid      Total
                        Par    Paid-in    Development    Media    Stockholders'
              Shares   Value   Capital       Stage       Costs      Deficit
Contributed
Capital             0   $  0  $   397,856 $         0 $       0   $   397,856

Net Loss            0      0               (  910,050)$       0    (  910,050)

Balance at
December
31, 1995    2,175,000   $218  $ 1,649,014 $(6,005,683)$       0   $(4,356,451)

Net Loss            0   $  0  $         0 $(  238,686)$       0   $(  238,686)

Balance at
December
31, 1996    2,175,000   $218  $ 1,649,014 $(6,244,369)$       0   $(4,595,137)

Net Loss            0   $  0  $         0 $(  143,137)$       0   $(  143,137)

Acquisition of
  prepaid
  media costs  32,500      3      396,087           0  (396,090)            0

Conversion of
  liabilities 235,000     24    3,130,413           0         0     3,130,437

Contributed
capital             0      0      270,928           0         0       270,928

Surrender of
rights to
redeem common
Stock               0      0      400,000           0         0       400,000

Balance at
December 31,
1997        2,442,500   $245  $ 5,846,442 $(6,387,506)$(396,090)  $(  936,909)



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

 The Company currently maintains office space at J.F.K. Airport, New York.

   (C) Going Concern Considerations

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has not generated any revenues and sustained substantial losses during the development stage since its inception and has an accumulated deficit at December 31, 1997 of $6,387,506.

 The Company's ability to continue as a going concern is dependent on its ability to raise sufficient capital and/or obtain sufficient financing, to be used for the commencement of operations and the satisfaction of current obligations and ultimately to achieve profitable operations.

 If the Company is unable to raise sufficient capital and/or obtain sufficient financing, such as described in Note 8 (D), Proposed Public Offering, it is doubtful that it will be able to commence scheduled air line service. Management believes that if it is able to commence operations it will be able to generate operating revenues, which in its judgement, shall be adequate to fund all current expenses and retire currently outstanding debt.

 As of December 31, 1997 the Company has not yet commenced its scheduled air line service.

2. ACCOUNTING POLICIES

   (A) Cash and Equivalents

 The Company considers cash and cash equivalents to be all short-term investments which have an initial maturity of three months or less.

   (B) Prepaid Media Costs

 On June 23, 1997 the Company entered into an agreement with Kent Trading, Inc., a media placement company whereby, the Company exchanged 32,500 common

                                     F-9


                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

2. ACCOUNTING POLICIES (Continued)

   (B) Prepaid Media Costs (Continued)

 stock shares, as negotiated with the management of the Company, for future media placements in various international and national media publications, with a current value of $396,090 as based on the related publications published advertising rates. Kent Trading, Inc. may terminate the Agreement if the closing of the proposed Public Offering has not occurred prior to August 30, 1998. The Company has recorded prepaid media costs as a reduction to equity, in a manner similar to accounting for a stock subscription receivable. At such time the Company utilizes the media placements, the Company will charge off the related costs to expense.

 The Company retains the right to resell the media placements to third parties, although it has no current plans to do so. Although as current market rates for media placements are stable, if rates were to decline the Company could realize a loss on resale. To the extent that the carrying amount is determined not to be realizable, it will be charged off to expense.

   (C) Property and Equipment

 The cost of property and equipment is depreciated over the estimated use-ful lives of the related assets. Leasehold improvements are depreciated over the lesser of the term of the related lease or the estimated lives of the assets. Depreciation is computed on the straight line method for financial reporting purposes and modified accelerated recovery method for tax purposes.

   (D) Start-up Activities

 On July 5, 1990, the Company filed an application for a Certificate of Authority to engage in foreign scheduled air transportation between New York and St. Petersburg, Russia.

 On March 28, 1991, the U.S. Department of Transportation granted to the Company an exclusive Route Authority to fly between New York and Russia. The Order found the company to be fit, willing and able to conduct scheduled passenger service. However, the Order stipulated that if scheduled passenger service did not commence within one year from the date of the Fitness determination, March 28, 1991, the Route Authority would be revoked.

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

 On August 14, 1995, the Company re-filed its application with the U.S. Department of Transportation for the Certificate of Route Authority.

 On January 22, 1996, the U.S. Department of Transportation issued an Order
                                     F-10


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

 On September 10, 1997, the U.S. Department of Transportation granted the Company an extension of time to commence operations, through February 7, 1998.

 On February 11, 1998, the U.S. Department of Transportation granted the Company an extension of time to commence operations, through August 7, 1998.

 Obtaining Federal Aviation Administration air carrier certification and meeting Department of Transportation financial requirements are prerequisites to the Company's commencement of revenue service.

 Costs associated with the development and approval of the authorized route, such as legal and consulting fees, have been written off in the period in which the expense was incurred.

   (E) Income Taxes

 Deferred income taxes arise from temporary differences between the recording of assets and/or liabilities reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. To the extent the total of deferred tax assets are not realized, a reserve is established.

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

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


3. DEFERRED FINANCING COSTS

   (A) Bridge Loan

 On February 27, 1998 the Company borrowed $250,000, a Bridge Loan (see
Note 6) and in consideration issued two-hundred fifty thousand (250,000) Warrants, to be designated as "Class B Bridge Warrants". The Company has estimated the fair value of the Warrants to be $250,000 as based on the Black-Scholes model of option-pricing. The Company shall amortize deferred financing costs based on the Interest Method, over a period of five (5) months beginning March 1, 1998 and ending July 31, 1998, the estimated period the loan will be outstanding.

 (B) Additional Bridge Loan

  In June 1998, the Company anticipates borrowing $550,000, an "additional" Bridge Loan (see Note 6) and in consideration plans to issue five-hundred fifty thousand (550,000) Warrants, to be designated as "Class A Bridge Warrants". The Company estimates the fair value of the Warrants to be $600,000 as based on the Black-Scholes model of option-pricing. The Company shall amortize deferred financing costs based on the Interest Method, over a period of two (2) months beginning June 1998 and ending July 1998, the estimated period the loan will be outstanding.

4. RELATED PARTY TRANSACTIONS

 The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 190,000 shares of common stock at December 31, 1997 or approximately 7.78% of the Company's issued and outstanding common stock. Ms. Lewis was issued 150,000 common shares in June 1997 in exchange for legal work per formed in connection with various certifications, authorities and financial matters. She was previously issued 40,000 of common shares in exchange for the first six months preparation of the 1990 application to the Department of Transportation for Air Line Fitness Certification.

 For the period beginning January 1990 through December 31, 1997 the total legal costs incurred in the amount of $1,760,062 were for legal work performed by Steffanie Lewis for the Company in connection with various certifications, authorities and financial matters.

 Legal costs incurred and charged to professional fees for the years ended December 31, 1997 and 1996 total $4,875, $2,100, respectively.

 At December 31, 1997 the account payable to this shareholder totaled $0.

 On June 30, 1997, Steffanie Lewis was issued 150,000 common shares, as negotiated with the management of the Company, in exchange for the total due to her, in the amount of $1,628,432.

 Legal costs associated with the proposed Public Offering, as described in
Note 8(D) totaling $150,000 have not been accrued and are only payable in the event of a successful offering and shall be charged against the Offering proceeds.

 Additionally, other current accounts payable to shareholders at December 31, 1997 total $65,318.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO  FINANCIAL STATEMENTS


4. RELATED PARTY TRANSACTIONS (Continued)

 On June 23, 1997, Airline Economics International, Inc., a shareholder, was issued 10,000 common shares, as negotiated with the management of the Company, in exchange for the total due them, in the amount of $110,695.

 See Note 5 relating to Other Liabilities to shareholders.

 On June 23, 1997, Igor Dmitrowsky, President of the Company and a shareholder, relinquished the amount due to him totaling $22,142.
Accordingly, the Company has recorded Contributed Capital in the amount of $22,142.

 On March 30, 1998, various shareholders including Igor Dmitrowsky, President of the Company relinquished the amounts due to them totaling $160,983. Accordingly, the Company recorded Contributed Capital in the amount of $160,983.

5. NOTES PAYABLE STOCKHOLDERS

 In 1992 the Company issued Promissory Notes to certain shareholders in exchange for $1,048,000. The Notes were due on demand and all interest was payable upon principal repayment, at an annual rate of six and one half percent(6 1/2%), from the date of issuance to the date of repayment.

 On June 24, 1997 certain shareholders were issued 75,000 common shares, as negotiated with the management of the Company, in exchange for the total due them, in the amount of $1,369,168, inclusive of principal of $1,048,000 and accrued interest of $321,168.


 Interest expense related to the above incurred for the years ended December 31, 1997 and 1996 $0 and $68,120, respectively.

 At December 31, 1997, interest expense related to the above incurred since inception totals $321,168.

 In 1997 and 1996 the Company borrowed net $128,183 and $207,706, respectively, from certain shareholders. The net borrowings are non-interest bearing and are due on demand.

 In 1995 the Company issued a short-term Promissory Note to a certain shareholder in exchange for $50,000. The Company issued to this shareholder, 12,500 shares of common stock as a non-refundable prepayment of interest from the date of the loan through repayment of the loan.

 For the year ended December 31, 1995, the Company charged $63,500 to interest expense for the shares issued in connection with the non-refundable interest prepayment, based on an average price per share of $5.08.

6. NOTES PAYABLE

   (A) Bridge Loan

 On February 27, 1998 the Company borrowed $250,000, a Bridge Loan, from Hobbs Melville & Co., Inc. The Note is due and payable in full on the date

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

6. NOTES PAYABLE (Continued)

   (A) Bridge Loan (Continued)

 of and at the time as, the closing of the proposed public offering of securities, at an annual rate of interest of ten (10) percent per annum.
 For and in consideration of the Bridge Loan, the Company has issued to Hobbs Melville & Co., Inc. two-hundred fifty thousand (250,000) Warrants, to be designated as "Class B Bridge Warrants", each entitling them to purchase one share of Common Stock for $6.05 during the four (4) year period commencing one year from the date of the closing of the proposed public offering. The Company may redeem outstanding Warrants, once they become exercisable, at a price of $.10 per warrant on a less than thirty
(30) day prior notice, provided the closing bid quotations of the common shares shall have exceeded $10 for ten (10) consecutive trading days ending on the third day prior to the date on which notice is given. (See Note 3)

 In the event the Company fails to secure, maintain full force and effect, any required license, permission, franchise, consent, approval, contract, lease agreement, or other material requirement to operate its proposed airline passenger service and/or fails to close the proposed public offering on or before June 30, 1998, the Note shall become immediately due and payable.

   (B) Additional Bridge Loan

 In June 1998, the Company anticipates borrowing $550,000, an "additional" Bridge Loan, from various private investors. The Notes shall be due on the earlier of ninety (90) days from the date of the Note or the first break of escrow on the Company's proposed public offering of securities, at an annual rate of interest of ten (10)percent per annum.

 For and in consideration of the "additional" Bridge Loan, the Company plans to issue to the private investors five-hundred fifty thousand Warrants in aggregate, designated as "Class A Bridge Warrants", each entitling them to purchase one share of Common Stock for $6.05 during a five ( 5) year period commencing six (6) months from the date of the closing of the proposed public offering. The Company may redeem outstanding warrants, once they become exercisable, at a price of $.10 per warrant on a less than thirty (30) day prior notice, provided the closing bid quotations of the common shares shall have exceed $10 for ten (10) consecutive trading days ending on the third day prior to the date on which notice is given. (See Note 3)

 In the event the Company fails to timely make any payments on the "additional" Bridge Loan, defaults, ceases to carry on business on a regular basis, enters into an agreement to sell substantially all of its assets, merges or consolidates with or is acquired by any other business, makes an assignment for the benefit of creditors, makes any election to wind up, or dissolves, the "additional" Bridge Loan shall become immediately due and payable.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

6. NOTE PAYABLE (Continued)

   (B) Additional Bridge Loan (Continued)

 In the event the Company fails to make any amount payable under the "additional" Bridge Loan before the Due Date, then such amount will bear interest from and after the Due Date until paid at an annual rate of interest equal to or greater of fifteen (15) percent, the advance rate to member banks as established by the Federal Reserve Bank of New York plus five (5) percent or the maximum rate permitted by law. In addition the Company shall pay a late payment processing fee in an amount each month equal to six (6) percent of the amount due. In addition, the Company will also pay the lender each month that the note is in default a penalty of five thousand (5,000) shares of the Company's common stock.

7. INCOME TAXES

 At December 31, 1997, the Company has a net operating loss carryforward of $5,072,844, which is available to offset future taxable income. The carry-forwards expire between the year 2006 and 2013. The Company is still liable for certain minimum state taxes.

 As of December 31, 1997, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

8. STOCKHOLDERS' DEFICIT

 (A) Stock Options

 In 1992, the Company granted options to purchase 52,300 shares of common stock, at $66.67 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from the date of said agreements, whichever is earlier. As of March 31, 1998, no options have been exercised.

   (B) Retirement of Stock

 On November 4, 1992, the Company issued 12,500 shares of stock for $500,000 to a private investor. On November 24, 1992, these shares were repurchased for the same amount from the investor and subsequently retired.

   (C) Reverse Stock Split

 On August 24, 1995, the Board of Directors authorized and the majority of the current shareholders ratified a ten for one reverse stock split of the
 Company's $.0001 par value common stock.

 On December 30, 1997, the Board of Directors authorized and the majority of the current shareholders ratified a two for one reverse stock split of the Company's $.0001 par value common stock.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


8. STOCKHOLDERS' DEFICIT (Continued)

   (C) Reverse Stock Split (Continued)

 All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock splits.

   (D) Proposed Public Offering

 In 1996 the Company had engaged an underwriter to underwrite the Company's Initial Public Offering on a best-efforts basis. The Offering did not raise the required minimum of $6,000,000 and was withdrawn. Subsequently, the Company received an offer from Hornblower & Weeks, Inc. to underwrite the Company's proposed Public Offering on a firm-commitment basis.

 In June 1998, the Company entered into an agreement with Hornblower & Weeks, Inc. to act as the Managing Underwriter and Madison Capital Markets Corp. as the Co-Manager Underwriter, in connection with a proposed firm commitment Public Offering of securities and plans to file an amended registration statement with the Securities Exchange Commission, as is described in Note 9 (A) (2).

 The Company intends to offer for sale 1,100,000 shares of common stock of $.0001 par value, at a price of $5.50 per share and 1,100,000 Redeemable Common Stock Purchase Warrants at $.10 per Warrant. Each Warrant entitles the holder to purchase one Share for $6.05 during the five (5) year period commencing six months from the date of the proposed Public Offering.

 The Agreement with the Underwriter sets forth that on the Effective Date, before giving effect to all shares of Common Stock and Warrants to be sold in the proposed public offering, the Common Stock issued and outstanding shall not exceed 2,442,500 common shares.

   (E) Stock Buy-Back Requirements

 As of December 31, 1997 the Company was required to buy-back 25,000 shares at $16 per share, from certain current investors, if in the event said investor wanted to sell his/her common stock within the two (2) year Lock-up period and was denied such a waiver by the Underwriter.

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

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

8. STOCKHOLDERS' DEFICIT (Continued)

   (F) Contributed Capital (Continued)

 The Company maintains no obligation, present or future, to pay or repay for any and all service contributions received. Accordingly, the Company has not recorded a liability for, accrued for, and/or accounted for any monetary reserves in connection with the service contributions.

 On June 23, 1997, certain of the Company's management relinquished the amount due them for back-pay totaling $270,928. Accordingly, the Company has recorded Contributed Capital in the amount of $270,928.

   (G) Stock Issuance

 The following schedule summarizes common shares issued for cash;

        Year             Number              Range of
       Issued          of Shares         Amounts Per Share

        1989             250,000      $  0.2000 to $  0.2000
        1990             136,300      $  0.9766 to $ 20.0000
        1991              32,700      $  2.0000 to $ 20.0000
        1992             139,200      $  2.0000 to $ 20.0000
        1993           1,368,675      $  0.0040 to $ 20.0000
        1994              95,050      $  2.0000 to $ 20.0000
        1995             140,575      $  0.2000 to $ 15.7616

 The following schedule summarizes common shares issued in non-cash exchanges (See Notes 2 (B), 4 and 5).;

        Year             Number              Range of
       Issued          of Shares         Amounts Per Share

        1995              12,500      $  5.0800 to $  5.0800
        1997             267,500      $ 10.8562 to $ 18.2556

9.  COMMITMENTS AND CONTINGENCIES

    (A) Commitments

  (1) Lease Obligations

 In October, 1995 the Company entered into a lease with Iceland Air, J.F. Kennedy Airport, New York, to occupy space. The lease term is on a month to month basis.

 Currently, the Company is leasing space from Iceland Air for $1,200 per month at J.F. Kennedy Airport, New York. Rent expense charged to operations for the years ended December 30, 1997 and 1996 totaled $12,000 and $13,200, respectively.

 In January 1993, the Company leased office space from its President at his residence. The lease term is on a month to month basis through December 31, 1998. Rent expense charged to operations for the years ended December 30, 1997 and 1996 totaled $5,215 and $5,392, respectively.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

9.  COMMITMENTS AND CONTINGENCIES (Continued)

 (A) Commitments (Continued)

  (2) Underwriter Proposed Public Offering

 In June 1998, the Company entered into an agreement with Hornblower & Weeks, Inc. to act as the Managing Underwriter and Madison Capital Markets Corp as the Co-Managing Underwriter, in connection with a proposed Public Offering of securities.

 The Agreement sets forth the following terms and conditions;

 (a) The Managing Underwriter shall receive a dealer's concession of ten percent (10%) of the proposed Public Offering price.

 (b) The Managing Underwriter shall receive at closing of the proposed Public Offering a non-accountable expense allowance of three percent (3%) of the total offering. In June 1998, the Under writer received a ten thousand ($10,000) dollar non-refundable advance against the non-accountable expense allowance. Upon filing of the registration statement in connection with the proposed public offering, the Underwriter shall receive an additional advance of forty thousand ($40,000) dollars.

 (c) The Company shall sell to the Managing Underwriter five (5) year warrants to purchase such number of shares of Common Stock and/or Warrants as shall equal ten (10) percent of the number of shares of Common Stock and Warrants (excluding the overallotment option) being underwritten for the account of the Company at a price of the lesser of $.001 each or $100 in aggregate. The Warrants shall be exercisable at any time during a period of four (4) years commencing at the beginning of the second year after their issuance and sale at a price equaling 110% of the respective initial public offering price.

  (3) Line of Credit

 On March 16, 1998, the Company was granted a credit line in the amount of $6,200,000 through December 31, 1998, with a foreign bank. Monies are available as follows;

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

 (d) The interest rate will be between ten (10) to fourteen (14) percent per annum.

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS


9.  COMMITMENTS AND CONTINGENCIES (Continued)

 (B) Contingencies

  (1) Scandinavian Airline Systems

 The Company will be liable to Scandinavian Airline Systems (SAS), for expenses incurred by SAS on behalf of the Company should the Company eventually purchase an aircraft from SAS.

 In 1992, the Company forwarded a deposit to SAS for the purchase of a Boeing 767 aircraft, which the Company has since forfeited. SAS incurred costs totaling $114,000 beyond the initial deposits for the preparation of the aircraft for the delivery and subsequent demodification back to SAS upon the Company's failure to obtain financing. SAS has agreed to collect these amounts at the time of any aircraft sale to the Company should such a sale occur. Should no sale occur, the Company will not be liable to SAS for the $114,000

  (2) Transaction Management, Inc.

 On October 11, 1991, the Company was required by an arbitrator to pay Transaction Management, Inc. (TMI) an unspecified "finders fee". The Company refused to pay TMI and on December 1994 filed a motion to Reconsider, citing 17 substantial errors In Fact, in the prior court's Order.

 On November 2, 1995, the court ordered that the Company's motion for Reconsideration be denied.

 In October 1996 the Federal Court of Appeals of the District of Columbia released the Company from all TMI threat of liability and dismissed the case.

  (3) Subscribers' Flight Coupon Proposed Public Offering

 At the closing, the Company will issue Flight Coupons to the subscribers in its proposed Public Offering. For each 1,500 shares of common stock purchased, the subscriber receives on Flight Coupon. One Flight Coupon plus $650 will purchase two (2) Voyager Class round trip tickets. Two (2) Flight Coupons plus $650 will purchase two (2) Business Class round-trip tickets. Three (3) flight Coupons plus $650 will purchase two (2) First Class round-trip tickets.

An estimate of the value of such a commitment by the Company cannot be determined at this time. However, upon completion of the proposed Public Offering, the Company will record deferred revenues and offset its costs of rasing capital for all Subscribers' Flight Coupons issued.

  (4) Compensation

 The Board of Directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of the proposed Public Offering, the rate

                            BALTIA AIR LINES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

9.  COMMITMENTS AND CONTINGENCIES (Continued)

 (B) Contingencies (Continued)

 (4) Compensation (Continued)

 of compensation for the Company's executive officers is: (i) President $186,000, (ii) Vice-President Marketing $82,000, and (iii) Vice-
 President Europe $68,000. Pursuant to written agreement, during the 90-day period commencing once the offering proceeds are released to the
Company from the escrow account, the President and the Vice Presidents will receive compensation reduced to an amount equal to 50% of budgeted salaries. Upon commencement of flight services 100% of respective budgeted salaries will be paid. To this date, the Company has paid officers no salaries, nor otherwise have compensated officers. Board Directors are not presently compensated and shall receive no compensation prior to commencement of revenue service.

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

   Inasmuch as the Company does not provide written individual contracts with its personnel, for clarification purposes, the executives' agreement for the temporarily reduced salaries was documented.

Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure.    Intentionally
         Omitted.

                        PART III

Item 9.  Directors, Executive officers, Promoters and Control Persons:

Compliance With Section 16(a) of the Exchange Act.  Compliance confirmed.

                       MANAGEMENT

Executive Officers and Directors

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:

Name                     Age  Position
Igor Dmitrowsky . . . .  43   President, CEO, Director of the Board
Walter Kaplinsky  . . .  59   Secretary and Director of the Board
Andris Rukmanis . . . .  36   V.P. Europe and Director of the Board
Anita Schiff-Spielman    43   Director of the Board
Brian Glynn . . . . . .  52   Vice President Marketing

<FN1>
(1) The by-laws limit the number of directors on the board to a maximum of four, with a provision that an additional seat on the board is created for the Lead-Manager's designee for a period of five years, at the option of the Representative. Officers and Directors have a one year term and are elected at, and after, the Annual Meeting in August.

Igor Dmitrowsky, President and Chief Executive Officer, founded the Company and served as Chairman of the Board from its inception
in August 24, 1989 until 1998.   Mr. Dmitrowsky, a US citizen, born
in Riga, Latvia, attended the State University of Latvia from 1972 to 1974 and Queens College from 1976 through 1979. In 1979, he founded
American Kefir Corporation, a dairy distribution company, which completed a public offering in 1986, and from which he retired in 1987. Mr. Dmitrowsky has financed aircraft and automotive projects, speaks fluent Latvian and Russian, and has traveled extensively in the republics of the former Soviet Union. In 1990, he testified before the House Aviation Subcommittee on the implementation of United States' aviation authorities by US airlines.

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

Brian Glynn, a US citizen, is V.P. of Marketing and Service. He joined the Company in 1990. Mr. Glynn has a background in marketing and public relations. WILL GET EDUCATION AND WORK EXPERIENCE FROM GLYNN. From 1982 through 1989, Mr. Glynn was Vice President of American Kefir Corporation.

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

Audit Committees

The Audit Committee consists of Mr. Dmitrowsky, the Representative's Designee and Ms. Schiff-Spielman. The functions of the Audit Committee are to review with the Company's independent public auditors the scope and adequacy of the audit to be performed by such independent public auditors; the accounting practices, procedures, and policies of the Company; and all related party transactions. The Committee was formed in 1996.Audit Review by the Board

New Nasdaq SmallCap standards require: (1) a minimum of 2 independent directors; and, (2) an audit committee, a majority of which are independent directors. The Company has a small Board consisting of four Directors, one of whom, Anita Schiff-Spielman, is independent and a member of the audit committee. One additional independent directorship position is reserved for the Representative's designee who will take a seat on the board and on the audit committee simultaneously with the IPO closing.




Item 10.  Executive Compensation.  Management, Compensation.

Employment Agreements

The Company has no individual employment agreements.
Compensation

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

The following table identifies executive compensation to be paid. The board of directors has established the compensation. No individual personnel contracts exist. The officers have been working on behalf of the Company in their respective offices for six years. No executive salaries have been paid to date, nor will be paid until funds are received at the Closing, but normal salaries have been treated as capital contributions. See footnote 6(G) of the Company's Financial Statement and "Contributed capital". To preserve the IPO proceeds designated working capital , these officers have agreed to continue in their offices at reduced salaries for approximately three months between the Closing and commencement of revenue operations. Reduced salaries will not commence until proceeds are available from this Offering. The executive officers have provided written affirmation that each will continue in his respective position at reduced salary for the three months following the Closing.

Name                      Position                      Salary
Igor Dmitrowsky           President                    $186,000
Brian Glynn               Vice President Marketing       82,000
Andris Rukmanis           Vice President Europe          68,000



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

  Principal Stockholders.


                 PRINCIPAL STOCKHOLDERS

The following table sets forth, as of the date of this Prospectus, the ownership of the Company's Common Stock by (i) each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

                               Common Shares

                            Beneficially Owned    Percent of Total

 Directors and Officers

 Igor Dmitrowsky . . . . . .          965,850           62.1%
 63-26 Saunders St., Suite 7I
 Rego Park, NY 11374

 Walter Kaplinsky  . . . . .           46,634            3.0%
 2000 Quentin Rd.
 Brooklyn, NY 11229

 Brian Glynn . . . . . . . .           31,832            2.0%
 148 Claremont Rd.
 Bernardsville, NJ 07924

 Andris Rukmanis . . . . . .           16,234            1.0%
 Kundzinsala, 8 Linija 9.
 Riga, Latvia LV-1005

 Anita Schiff-Spielman . . .            1,432            0.1%
 1149 Kensington Rd.
 Teaneck, NJ 07666

 Counsel

 Steffanie J. Lewis . . . . .         120,962            7.8%
 3511 North 13th St.
 Arlington, VA 22201

 All directors, officers
and counsel (Six people)            1,182,944           76.0%





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