Form 10QSB
period 1998-03-31
BALTIA AIR LINES INC
filed 1998-06-05
CIK 869187

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                            FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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


Check whether the issuer (1) filed all reports required to be filed by Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No "x." Yes "x." Required reports filed herewith.

Baltia's Initial Public Offering Registration Statement 333-20006-NY became effective September 16, 1996.


                        DESCRIPTION OF SECURITIES

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, $.0001 par value per share, and 15,000 shares of Preferred Stock, $1.00 par value. At the 333-20006 NY Effective Date, a total of 2,675,000 of Common Stock were issued and outstanding and held by over 100 shareholders. As of March 31, 1998, 2,442,500 shares of Common Stock are issued and outstanding. No shares of Preferred Stock are issued and outstanding. No stock was sold under
333-21006-NY and all securities registered therein are carried forward into Registration 333-37409 pending an effective date.

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

Transitional Small Business Disclosure Format (Check one): No "x"


Item 1.  Financial Statement.



                       BALTIA AIR LINES, INC.

                        FINANCIAL STATEMENTS

                         TABLE OF CONTENTS



                       BALTIA AIR LINES, INC.

                   (A DEVELOPMENT STAGE COMPANY)

                        FINANCIAL STATEMENTS



Contents                                              Page

Independent Auditors' Report                          F-2


Financial Statements:

  Balance Sheets - December 31, 1997 and
    (Unaudited) March 31, 1998                        F-3

  Statement of Operations - Years ended
    December 31, 1997 and 1996 and (Unaudited)
    the three months ended March 31, 1998 and
    1997 and August 24, 1989 (Inception) through
    March 31, 1998                                    F-4

  Statement of Cash Flows - Years ended
    December 31, 1997 and 1996 and (Unaudited)
    the three months ended March 31, 1998 and
    1997 and August 24, 1989 (Inception) through
    March 31, 1998                                 F-5 - F-6

  Statement of Changes in Stockholders'
    Deficit - Years ended December 31, 1997
    and 1996 and (Unaudited) the three months
    ended March 31, 1998 and 1997 and the
    balance at December 31, 1992 and (not covered
    by Auditors' Report) the years ended December
    31, 1993, 1994 and 1995                        F-7 - F-8

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the financial statements, the Company has not generated any revenues and has incurred losses in excess of $6,500,000 since its incep-tion. In addition, the Company has a capital deficit and sub-stanial excess of current liabilities over current assets. These factors, and the others discussed in Note 1 (C), raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in respect to these matters are referenced in
Note 1 (C). The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

J.R. Lupo, P.A. CPA
Verona, NJ

June 4, 1998

                       BALTIA AIR LINES, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                           BALANCE SHEET
                                               March 31,
                                                 1998           December 31,
                                              (Unaudited)          1997
Assets

Current Assets:
  Cash                                      $      26,703     $      3,135

Property & Equipment (net)                         35,511                0

Other Assets:
  Deferred financing costs                        200,000                0

    Total Assets                            $     262,214     $      3,135

Liabilities and Stockholders' Deficit

Current Liabilities:
  Accounts payable                          $     544,654     $    571,154
  Accounts payable to
    stockholders                                   38,318           65,318
  Accrued interest                                  2,466                0
  Notes payable                                   250,000                0
  Notes payable to stock-
    holders                                       151,000          303,572
   Total current liabilities                      986,438          940,044

Commitments and contingencies

Stockholders' deficit:
  Preferred stock - no par value;
    15,000 shares authorized, 0
    shares issued and outstand-
    ing at March 31, 1998 and
    December 31, 1997, respectively                     0                0
  Common stock - $.0001 par
    value; 100,000,000 shares
    authorized, 2,442,500 shares
    issued and outstanding at
    March 31, 1998 and December 31,
    1997, respectively                                245              245
Additional paid-in capital                      6,257,425        5,846,442
  Prepaid media costs                          (  396,090)      (  396,090)
  Deficit accumulated during
    development stage                          (6,585,804)      (6,387,506)
    Total stockholders'
      deficit                                  (  724,224)      (  936,909)
    Total liabilities and
      stockholders' deficit                  $    262,214     $      3,135


The accompanying notes are an integral part of the financial statements.

                        BALTIA AIR LINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF OPERATIONS
                   Three Months Ended                        August 24, 1989
                         March 31,          Years Ended      (Inception) to
                     1998      1997         December 31,      March 31, 1998
                      (Unaudited)          1997       1996     (Unaudited)
Revenues         $       0  $       0   $       0  $       0  $          0

Expenses
  General and
   Administrative  101,832     39,230      84,512     92,749     2,328,715
  Professional
   fees             44,000          0      58,625     77,817     2,028,945
  Service
   contributions         0          0           0          0     1,352,516
  Training Expense       0          0           0          0       225,637
  Abandoned fixed
   assets                0          0           0          0       205,162

    Total expenses 145,832     39,230     143,137    170,566     6,140,975

Interest expense    52,466      5,382           0     68,120       444,829

Net loss         $(198,298)  $(44,612)  $(143,137) $(238,686)  $(6,585,804)

Net loss per
  common share -
  basic and
  diluted           $(0.08)     (0.02)     $(0.06)    $(0.11)      $(2.70)



















The accompanying notes are an integral part of the financial statements.

                        BALTIA AIR LINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS
                  Three Months Ended                         August 24, 1989
                        March 31,           Years Ended      (Inception) to
                     1998      1997         December 31,      March 31, 1998
                      (Unaudited)          1997       1996     (Unaudited)
Cash flows from
 operating activities:

Net loss          $(  198,298) $(44,612) $(143,137) $(238,686) $(6,585,804)
 Adjustment to
 reconcile net
 loss to net cash
 provided by oper-
 ations:
  Depreciation            516         0          0          0      219,926
  Amortization of
   deferred financing
   costs               50,000         0          0          0       50,000
  Stock issued for
   interest                 0         0          0          0       63,500
  Contributed services      0         0          0          0    1,352,516
  Increase(Decrease) in
   accounts payable(   26,500)   28,217     17,749     24,407    2,349,098
  Increase in
   accrued interest     2,466         0          0          0        2,466
     Net cash
     (used) for
     operating
     activities    (  171,816)  (16,395)  (125,388)  (214,279)  (2,548,298)

Cash flows from invest-
 ing activities:

  Purchase of
   equipment       (   36,027)        0          0          0   (  255,437)

     Net cash (used)
     for investing
     activities    (   36,027)  (     0)  (      0)         0   (  255,437)

Cash flows from
  financing activities:

    Proceeds from
    shareholder
    loans (net)    (   18,589)   18,803    128,183    207,706    1,332,984
    Proceeds from
    notes payable     250,000         0          0          0      250,000
    Proceeds from
    issuance of
    common stock            0         0          0          0    1,133,214
    Increase
      paid-in
      capital               0         0          0          0      614,240

The accompanying notes are an integral part of the financial statements.

                        BALTIA AIR LINES, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF CASH FLOWS
                  Three Months Ended                         August 24, 1989
                        March 31,           Years Ended      (Inception) to
                     1998      1997         December 31,      March 31, 1998
                      (Unaudited)          1997       1996     (Unaudited)
Purchase and
    retirement
    of treasury
    stock           $       0  $      0 $        0  $       0  $(   500,000)

    Net cash
    provided from
    financing
       activities     231,411    18,803    128,183    207,706    2,830,438

Net increase (decrease)
 in cash               23,568     2,408      2,795   (  6,573)      26,703

Cash at begin-
 ning of period         3,135       340        340      6,913            0

Cash at end
 of period          $  26,703  $  2,748 $    3,135  $     340  $    26,703

Supplemental Cash
Flow Information

Cash paid for
  interest          $       0  $      0 $        0  $       0  $         0

Cash paid for
  income taxes      $     380  $      0 $      776  $      52  $     3,437

Non-Cash Items:

Acquisition of prepaid
  media costs       $          $      0 $  396,090  $       0  $   396,090
Deferred financing
  costs             $ 250,000  $      0 $        0  $       0  $   250,000

Conversion
  of liabilities    $ 160,983  $      0 $3,130,437  $       0  $ 3,291,420

Reclassification of
  redeemable
  common stock      $       0  $      0 $        0  $       0  $(  400,000)

Surrender of rights
  to redeem common
  stock             $          $      0 $  400,000  $       0  $   400,000

Contributed
  services          $          $      0 $  270,928  $       0  $ 1,081,588

Stock issued
  for interest      $       0  $      0 $        0  $       0  $    63,500
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
            STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           Deficit
                  Common                  Accumulated
                  Stock       Additional   During the   Prepaid      Total
                        Par    Paid-in    Development    Media    Stockholders'
              Shares   Value   Capital       Stage       Costs      Deficit
August 24,
1989 (Inception)
through
Dec 31,1992
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

                              BALTIA AIR LINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                            Deficit
                  Common                  Accumulated
                  Stock       Additional   During the   Prepaid      Total
                        Par    Paid-in    Development    Media    Stockholders'
              Shares   Value   Capital       Stage       Costs      Deficit
Contributed
Capital             0   $  0  $   397,856 $         0 $       0   $   397,856

Net Loss            0      0               (  910,050)$       0    (  910,050)

Balance at
December
31, 1995    2,175,000   $218  $ 1,649,014 $(6,005,683)$       0   $(4,356,451)

Net Loss            0   $  0  $         0 $(  238,686)$       0   $(  238,686)

Balance at
December
31, 1996    2,175,000   $218  $ 1,649,014 $(6,244,369)$       0   $(4,595,137)

Net Loss            0   $  0  $         0 $(  143,137)$       0   $(  143,137)

Acquisition of
  prepaid
  media costs  32,500      3      396,087           0  (396,090)            0

Conversion of
  liabilities 235,000     24    3,130,413           0         0     3,130,437

Contributed
capital             0      0      270,928           0         0       270,928

Surrender of
rights to
redeem common
Stock               0      0      400,000           0         0       400,000

Balance at
December 31,
1997        2,442,500   $245  $ 5,846,442 $(6,387,506)$(396,090)  $(  936,909)

(Unaudited)

Net Loss            0   $  0  $         0 $(  198,298)$       0   $(  198,298)

Deferred
  financing
  costs             0      0      250,000           0         0       250,000

Conversion of
 liabilities        0      0      160,983           0         0       160,983

Balance at March
  31, 1998  2,442,500   $245  $ 6,257,425 $(6,535,804)$(396,090)  $(  724,224)

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

   The Company currently maintains office space at J.F.K. Airport, New York.

   (C) Going Concern Considerations

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has not generated any revenues and sustained substantial losses during the development stage since its inception and has an accumulated deficit at March 31, 1998 and December 31, 1997 of $6,535,804 (unaudited) and $6,387,506, respectively.

   The Company's ability to continue as a going concern is dependent on its ability to raise sufficient capital and/or obtain sufficient financing, to be used for the commencement of operations and the satisfaction of current obligations and ultimately to achieve profitable operations.

   If the Company is unable to raise sufficient capital and/or obtain sufficient financing, such as described in Note 9 (D), Proposed Public Offering, it is doubtful that it will be able to commence scheduled air line service. Management believes that if it is able to commence operations it will be able to generate operating revenues, which in its judgement, shall be adequate to fund all current expenses and retire currently outstanding debt.

   As of March 31, 1998 the Company has not yet commenced its scheduled air line service.

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

                           BALTIA AIR LINES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

3. PROPERTY and EQUIPMENT

 Property and equipment at March 31, 1998 (Unaudited) consisted of the following;

   Office equipment                 $ 12,586
   Automobiles                        23,441
     Total                            36,027
   Less, accumulated depreciation    (   516)
     Total Property and Equipment   $ 35,511

Depreciation expense charged to operations for the (Unaudited) three months ended March 31, 1998 and 1997 and the years ended December 31, 1997 and 1996 was $516, $0, $0 and $0, respectively.

The useful lives of property and equipment for purposes of computing depreciation are;

   Office equipment                 5 - 7 years
   Automobiles                          5 years

4. DEFERRED FINANCING COSTS

   (A) Bridge Loan

On February 27, 1998 the Company borrowed $250,000, a Bridge Loan (see Note 7) and in consideration issued two-hundred fifty thousand (250,000) Warrants, to be designated as "Class B Bridge Warrants". The Company has estimated the fair value of the Warrants to be $250,000 as based on the Black-Scholes model of option-pricing. The Company shall amortize deferred financing costs based on the Interest Method, over a period of five (5) months beginning March 1, 1998 and ending July 31, 1998, the estimated period the loan will be outstanding.

For the three months ended March 31, 1998 (Unaudited) the Company charged $50,000 to interest expense.

  (B) Additional Bridge Loan

In June 1998, the Company anticipates borrowing $550,000, an "additional" Bridge Loan (see Note 7) and in consideration plans to issue five-hundred fifty thousand (550,000) Warrants, to be designated as "Class A Bridge Warrants". The Company estimates the fair value of the Warrants to be $600,000 as based on the Black-Scholes model of option-pricing. The Company shall amortize deferred financing costs based on the Interest Method, over a period of two
(2) months beginning June 1998 and ending July 1998, the estimated period the loan will be outstanding.

5. RELATED PARTY TRANSACTIONS

 The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 190,000 shares of common stock at December 31, 1997 or approximately 7.78% of the Company's issued and outstanding common stock. Ms. Lewis was issued 150,000 common shares in June 1997 in exchange for legal work performed in connection with various certifications, authorities and financial

                           BALTIA AIR LINES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO  FINANCIAL STATEMENTS


5. RELATED PARTY TRANSACTIONS (Continued)

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

Legal costs incurred and charged to professional fees for the (Unaudited) three months ended March 31, 1998 and 1997 and the years ended December 31, 1997 and 1996 total $21,500 $0, $4,875, $2,100, respectively.

At March 31, 1998 and December 31, 1997 the account payable to this shareholder totals $0 and $0, respectively.

On June 30, 1997, Steffanie Lewis was issued 150,000 common shares, as negotiated with the management of the Company, in exchange for the total due to her, in the amount of $1,628,432.

Legal costs associated with the proposed Public Offering, as described in Note 9 (D) totaling $150,000 have not been accrued and are only payable in the event of a successful offering and shall be charged against the Offering proceeds.

Additionally, other current accounts payable to shareholders at March 31, 1998, (unaudited) and December 31, 1997, total $38,318 and $65,318, respectively.

On June 23, 1997, Airline Economics International, Inc., a shareholder, was issued 10,000 common shares, as negotiated with the management of the Company, in exchange for the total due them, in the amount of $110,695.

See Note 6 relating to Other Liabilities to shareholders.

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

6. NOTES PAYABLE - STOCKHOLDERS

In 1992 the Company issued Promissory Notes to certain shareholders in exchange for $1,048,000. The Notes were due on demand and all interest was payable upon principal repayment, at an annual rate of six and one half percent (6 1/2%), from the date of issuance to the date of repayment.

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

                           BALTIA AIR LINES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

6. NOTES PAYABLE - STOCKHOLDERS (Continued)

Interest expense related to the above incurred for the (Unaudited) three months ended March 31, 1998 and 1997 and the years ended December 31, 1997 and 1996, totaled $0, $0, $0 and $68,120, respectively.

At March 31, 1998 (Unaudited) and December 31, 1997, interest expense related to the above incurred since inception totals $321,168, $321,168, respectively.

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

7. NOTES PAYABLE

 (A) Bridge Loan

On February 27, 1998 the Company borrowed $250,000, a Bridge Loan, from Hobbs Melville & Co., Inc. The Note is due and payable in full on the date of and at the time as, the closing of the proposed public offering of securities, at an annual rate of interest of ten (10) percent per annum.

For and in consideration of the Bridge Loan, the Company has issued to Hobbs Melville & Co., Inc. two-hundred fifty thousand (250,000) Warrants, to be designated as "Class B Bridge Warrants", each entitling them to purchase one share of Common Stock for $6.05 during the four (4) year period commencing one year from the date of the closing of the proposed public offering. The Company may redeem outstanding Warrants, once they become exercisable, at a price of $.10 per warrant on a less than thirty (30) day prior notice, provided the closing bid quotations of the common shares shall have exceeded $10 for ten
(10) consecutive trading days ending on the third day prior to the date on which notice is given. (See Note 4)

In the event the Company fails to secure, maintain full force and effect, any required license, permission, franchise, consent, approval,contract, lease agreement, or other material requirement to operate its proposed airline passenger service and/or fails to close the proposed public offering on or before June 30, 1998, the Note shall become immediately due and payable.

 (B) Additional Bridge Loan

In June 1998, the Company anticipates borrowing $550,000, an "additional" Bridge Loan, from various private investors. The Notes shall be due on the earlier of ninety (90) days from the date of the Note or the first break

                           BALTIA AIR LINES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

7. NOTE PAYABLE

 (B) Additional Bridge Loan (Continued)

of escrow on the Company's proposed public offering of securities, at an annual rate of interest of ten (10)percent per annum.

For and in consideration of the "additional" Bridge Loan, the Company plans to issue to the private investors five-hundred fifty thousand Warrants in aggregate, designated as "Class A Bridge Warrants", each entitling them to purchase one share of Common Stock for $6.05 during a five ( 5) year period commencing six (6) months from the date of the closing of the proposed public offering. The Company may redeem outstanding warrants, once they become exercisable, at a price of $.10 per warrant on a less than thirty (30) day prior notice, provided the closing bid quotations of the common shares shall have exceed $10 for ten (10) consecutive trading days ending on the third day prior to the date on which notice is given. (See Note 4)

In the event the Company fails to timely make any payments on the "additional" Bridge Loan, defaults, ceases to carry on business on a regular basis, enters into an agreement to sell substantially all of its assets, merges or consolidates with or is acquired by any other business, makes an assignment for the benefit of creditors, makes any election to wind up, or dissolves, the "additional" Bridge Loan shall become immediately due and payable.

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

8. INCOME TAXES

At December 31, 1997, the Company has a net operating loss carryforward of $5,072,844, which is available to offset future taxable income. The carry forwards expire between the year 2006 and 2013. The Company is still liable for certain minimum state taxes.

As of December 31, 1997, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

9. STOCKHOLDERS' DEFICIT

 (A) Stock Options

In 1992, the Company granted options to purchase 52,300 shares of common stock, at $66.67 per share, to certain private investors. These options
                                    F-15

                           BALTIA AIR LINES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS


9. STOCKHOLDERS' DEFICIT (Continued)

 (A) Stock Options (Continued)

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

In June 1998, the Company entered into an agreement with Hornblower & Weeks, Inc. to act as the Managing Underwriter and Madison Capital Markets Corp. as the Co-Manager Underwriter, in connection with a proposed firm- commitment Public Offering of securities and plans to file an amended registration statement with the Securities Exchange Commission, as is described in Note 10
(A) (2).

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

9. STOCKHOLDERS' DEFICIT (Continued)

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

       The following schedule summarizes common shares issued in non-cash exchanges (See Notes 2 (B), 5 and 6).;

        Year             Number              Range of
       Issued          of Shares         Amounts Per Share

        1995              12,500      $  5.0800 to $  5.0800
        1997             267,500      $ 10.8562 to $ 18.2556

                           BALTIA AIR LINES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES

  (A) Commitments

    (1) Lease Obligations

In October, 1995 the Company entered into a lease with Iceland Air, J.F. Kennedy Airport, New York, to occupy space. The lease term is on a month to month basis.

Currently, the Company is leasing space from Iceland Air for $1,200 per month at J.F. Kennedy Airport, New York. Rent expense charged to operations for the (Unaudited) three months ended March 31, 1998 and 1997 and years ended December 30, 1997 and 1996 totaled $9,600, $0, $12,000 and $13,200, respectively.

In January 1993, the Company leased office space from its President at his residence. The lease term is on a month to month basis through December 31, 1998. Rent expense charged to operations for the (Unaudited) three months ended March 31, 1998 and 1997 and years ended December 30, 1997 and 1996 totaled $957, $273, $5,215 and $5,392, respectively.

  (2) Underwriter - Proposed Public Offering

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

 (b) The Managing Underwriter shall receive at closing of the proposed Public Offering a non-accountable expense allowance of three percent (3%) of the total offering. In June 1998, the Underwriter received a ten thousand ($10,000) dollar non-refundable advance against the non-accountable expense allowance. Upon filing of the registration statement in connection with the proposed public offering, the Underwriter shall receive an additional advance of forty thousand ($40,000) dollars.

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

                           BALTIA AIR LINES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES (Continued)

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

                           BALTIA AIR LINES, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS

10. COMMITMENTS AND CONTINGENCIES (Continued)

  (B) Contingencies (Continued)

  (3) Subscribers' Flight Coupon - Proposed Public Offering

 At the closing, the Company will issue Flight Coupons to the subscribers in its proposed Public Offering. For each 1,500 shares of common stock purchased, the subscriber receives on Flight Coupon. One Flight Coupon plus $650 will purchase two (2) Voyager Class round- trip tickets. Two (2) Flight Coupons plus $650 will purchase two (2) Business Class round-trip tickets. Three (3) flight Coupons plus $650 will purchase two (2) First Class round-trip tickets.

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

Item 6. Exhibits and Reports on Form 8-K. Refer to exhibits on file with the Securities and Exchange Commission in conjunction with SB-2 Registration Statement No. 333-37409 incorporated herein.

                                 SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            Baltia Air Lines, Inc., Registrant


Date:                           _________________________________________
                                 By: Igor Dmitrowsky, President

Date:                           _________________________________________
                                           By: Walter Kaplinsky, Secretary