Form 10QSB/A
period 1998-03-31
BALTIA AIR LINES INC
filed 1998-06-08
CIK 869187

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


Item 1.  Financial Statement.

                            BALANCE SHEET
                                               March 31,
                                                 1998
                                              (Unaudited)
Assets

Current Assets:
  Cash                                             $      26,703

Property & Equipment (net)                                35,511

Other Assets:
  Deferred financing costs                               200,000

    Total Assets                                   $     262,214
Liabilities and Stockholders' Deficit

Current Liabilities:
  Accounts payable                                 $     544,654
  Accounts payable to stockholders                        38,318
  Accrued interest                                         2,466
  Notes payable                                          250,000
  Notes payable to stockholders                          151,000
   Total current liabilities                             986,438

Commitments and contingencies

Stockholders' deficit:
  Preferred stock - no par value; 15,000 shares
    authorized, 0 shares issued and
    outstanding at March 31, 1998 and
    December 31, 1997, respectively                            0

  Common stock - $.0001 par value;
    100,000,000 shares authorized, 2,442,500
    shares issued and outstanding at March 31,
    1998 and December 31, 1997, respectively                 245
 Additional paid-in capital                            6,257,425
  Prepaid media costs                                 (  396,090)
  Deficit accumulated during
    development stage                                 (6,585,804)

    Total stockholders' deficit                       (  724,224)
    Total liabilities and stockholders' deficit     $    262,214


                       STATEMENT OF OPERATIONS
                            Three Months Ended         August 24, 1989
                                 March 31,             (Inception) to
                              1998      1997           March 31, 1998
                               (Unaudited)              (Unaudited)
Revenues                   $       0  $       0        $          0

Expenses
  General and
   Administrative            101,832     39,230           2,328,715
  Professional fees           44,000          0           2,028,945
  Service contributions            0          0           1,352,516
  Training Expense                 0          0             225,637
  Abandoned fixed assets           0          0             205,162

    Total expenses           145,832     39,230           6,140,975

Interest expense              52,466      5,382             444,829

Net loss                   $(198,298)  $(44,612)        $(6,585,804)

Net loss per common share
  - basic and diluted         $(0.08)     (0.02)             $(2.70)

                       STATEMENT OF CASH FLOWS
                                Three Months Ended        August 24, 1989
                                     March 31,            (Inception) to
                                  1998      1997          March 31, 1998
                                   (Unaudited)             (Unaudited)
Cash flows from
 operating activities:

Net loss                         $(  198,298) $(44,612)      $(6,585,804)
 Adjustment to reconcile net
 loss to net cash provided by
 operations:
  Depreciation                           516         0           219,926
  Amortization of deferred
    financing costs                   50,000         0            50,000
  Stock issued for interest                0         0            63,500
  Contributed services                     0         0         1,352,516
  Increase(Decrease)in accounts
    payable                       (   26,500)   28,217         2,349,098
  Increase in accrued interest         2,466         0             2,466
     Net cash (used) for
     operating activities         (  171,816)  (16,395)       (2,548,298)

Cash flows from investing
   activities:

  Purchase of equipment           (   36,027)        0        (  255,437)

     Net cash (used) for
      investing  activities       (   36,027)  (     0)       (  255,437)

Cash flows from
  financing activities:

    Proceeds from shareholder
      loans (net)                 (   18,589)   18,803         1,332,984
    Proceeds from notes payable      250,000         0           250,000
    Proceeds from issuance of
      common stock                         0         0         1,133,214
    Increase paid-in capital               0         0           614,240

                       STATEMENT OF CASH FLOWS
                                   Three Months Ended             August 24, 1989
                                        March 31,                 (Inception) to
                                      1998      1997               March 31, 1998
                                      (Unaudited)                  (Unaudited)
Purchase and retirement
    of treasury stock                $       0  $      0 $          $(   500,000)

    Net cash provided from
    financing   activities             231,411    18,803               2,830,438

Net increase (decrease)in cash          23,568     2,408                  26,703
Cash at beginning of period              3,135       340                       0

Cash at end of period                $  26,703  $  2,748             $    26,703

Supplemental Cash Flow Information

Cash paid for interest               $       0  $      0             $         0
Cash paid for income taxes           $     380  $      0             $     3,437

Non-Cash Items:

Acquisition of prepaid media costs   $          $      0             $   396,090
Deferred financing costs             $ 250,000  $      0             $   250,000
Conversion of liabilities            $ 160,983  $      0             $ 3,291,420
Reclassification of redeemable
  common stock                       $       0  $      0             $(  400,000)
Surrender of rights to redeem
  common  stock                      $          $      0             $   400,000
Contributed services                 $          $      0             $ 1,081,588
Stock issued for interest            $       0  $      0             $    63,500

Notes:

Since inception, the Company's primary activities have been the raising of capital, obtaining financing and obtaining Route Authority and approval from the U.S. Department of Transportation. The Company has not yet commenced revenue producing activities. Accordingly, the Company is deemed to be a Development Stage Company. As of March 31, 1998 the Company has not yet commenced its scheduled air line service. The Company currently maintains office space at J.F.K. Airport, New York.

  Prepaid Advertising

On June 23, 1997 the Company entered into an agreement with Kent Trading, Inc., a media placement company whereby, the Company exchanged 32,500 common stock shares, as negotiated with the management of the Company, for future media placements in various international and national media publications, with a current value of $396,090 as based on the related publications published advertising rates. Kent Trading, Inc. may terminate the Agreement if the closing of the proposed Public Offering has not occurred prior to August 30, 1998. The Company has recorded prepaid media costs as a reduction to equity, in a manner similar to accounting for a stock subscription receivable. At such time the Company utilizes the media placements, the Company will charge off the related costs to expense.

The Company retains the right to resell the media placements to third parties, although it has no current plans to do so. Although as current market rates for media placements are stable, if rates were to decline the Company could realize a loss on resale. To the extent that the carrying amount is determined not to be realizable, it will be charged off to expense.

 Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the lesser of the term of the related lease or the estimated lives of the assets. Depreciation is computed on the straight line method for financial reporting purposes and modified accelerated recovery method for tax purposes.

 DOT Route Authority

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

 Bridge Loan

On February 27, 1998 the Company borrowed $250,000, a Bridge Loan and in consideration issued two-hundred fifty thousand (250,000) Warrants, to be designated as "Class B Bridge Warrants". The Company has estimated the fair value of the Warrants to be $250,000 as based on the Black-Scholes model of option-pricing. The Company shall amortize deferred financing costs based on the Interest Method, over a period of five (5) months beginning March 1, 1998 and ending July 31, 1998, the estimated period the loan will be outstanding.

For the three months ended March 31, 1998 (Unaudited) the Company charged $50,000 to interest expense.


 Additional Bridge Loan

In June 1998, the Company anticipates borrowing $575,000, an "additional" Bridge Loan and in consideration plans to issue five-hundred seventy-five thousand (575,000) Warrants, to be designated as "Class A Bridge Warrants". The Company estimates the fair value of the Warrants to be $600,000 as based on the Black-Scholes model of option-pricing. The Company shall amortize deferred financing costs based on the Interest Method, over a period of two (2) months beginning June 1998 and ending July 1998, the estimated period the loan will be outstanding.

 Notes Payable

On February 27, 1998 the Company borrowed $250,000, a Bridge Loan, from Hobbs Melville & Co., Inc. This Note is due and payable in full on the date of and at the time as, the closing of the proposed public offering of securities, at an annual rate of interest of ten (10) percent per annum. For and in consideration of the Bridge Loan, the Company has issued to Hobbs Melville & Co., Inc. two-hundred fifty thousand (250,000) Warrants, to be designated as "Class B Bridge Warrants", each entitling them to purchase one share of Common Stock for $6.05 during the four (4) year period commencing one year from the date of the closing of the proposed public offering.

In June 1998, the Company anticipates borrowing $575,000, an "additional" Bridge Loan, from various private investors. These Notes shall be due on the earlier of ninety (90) days from the date of the Note or the first break of escrow on the Company's proposed public offering of securities, at an annual rate of interest of ten (10) percent per annum. For and in consideration of the "additional" Bridge Loan, the Company plans to issue to the private investors five-hundred seventy-five thousand Warrants in aggregate, designated as "Class A Bridge Warrants", each entitling them to purchase one share of Common Stock for $6.05 during a five ( 5) year period commencing six (6) months from the date of the closing of the proposed public offering.

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

 Proposed Public Offering

In June 1998, the Company entered into an agreement with Hornblower & Weeks, Inc. and Madison Capital Markets Corp. as the Co-Managing Underwriters, in connection with a proposed firm commitment Public Offering of securities and plans to file an amended registration statement with the Securities Exchange Commission.

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

 Line of Credit

On March 16, 1998, for short term uses, the Company was granted a credit line in the amount of $6,200,000 through December 31, 1998, with a foreign bank.

Item 2.  Management's Discussion and analysis or Plan of Operation.

Twelve Months Operating Plan

For twelve months the Company intends to operate from one weekly round trip flight between New York and St. Petersburg, increasing the frequency as market demands, up to five weekly round trips carrying passengers, cargo and mail. If sufficient capital is raised, the Company may apply to the DOT to serve additional cities in the former Soviet Russia, but there is no specific plan to do so at this time.

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

To provide this service, aside from office equipment, capital expenditures will include aircraft acquisition, spare parts and ground equipment. Monthly aircraft lease payment is expected to be paid from revenue.

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


PART II -OTHER INFORMATION

Item 1.     Intentionally omitted.

Item 2.     Changes in Securities.

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

Item 6.     Intentionally omitted.


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