Form 10KSB/A
period 1997-12-31
BALTIA AIR LINES INC
filed 1998-08-21
CIK 869187

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-KSB

                          -  Amendment No. 1  -


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

Securities Registered: 12 G #O-28502,
                       SB-2 Registration Statement No. 333-20006-NY


The registrant hereby amends its previously filed annual report to include, as an addition to the previous filing, the following Exhibit List and related additional document submitted herewith as Exhibit 27, amending
PART III, Item 13 as follows:


PART III

Item 13.  Exhibits and Reports on Form 8-K. Financial Statements;
          Exhibits.

  (a)  List of Exhibits required by Item 601 of Regulation S-B

       1.  Exhibit 27 . . . . . Financial Data Statement
                                filed herewith and incorporated herein.

  (b)  No report has been filed on Form 8-K.

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Baltia Air Lines, Inc., Registrant


Date: 8-21-1998        _______________(SIGNATURE)__________________________
                                By: Igor Dmitrowsky, President

Date: 8-21-1998        _______________(SIGNATURE)__________________________

                                By: Walter Kaplinsky, Secretary