Form 10QSB/A
period 1998-03-31
BALTIA AIR LINES INC
filed 1998-08-21
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-QSB

                         - Amendment No. 2 -

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


Item 3.     Intentionally omitted.

Item 4.   Submission of Matters to a Vote of Security Holders

     On December 30, 1997, the Board of Directors authorized and the majority of the current shareholders ratified a two for one reverse stock split of the Company's $.0001 par value common stock. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock splits.

Item 5.     Intentionally omitted.

Item 6.     Exhibits and Reports

     Exhibit 27 - Financial Data Schedule
                  as required by Item 601 of
                  Regulation S-B which is based on the
                  foregoing Financial Statement submitted in
                  Item 1.


                              SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Baltia Air Lines, Inc., Registrant


Date: 8-21-1998        _________________________________________
                           By: Igor Dmitrowsky, President


Date: 8-21-1998        _________________________________________
                           By: Walter Kaplinsky, Secretary