Form 10QSB
period 1998-06-30
BALTIA AIR LINES INC
filed 1998-08-28
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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


Item 1.  Financial Statement.

                            BALANCE SHEET
                                                       June 30,
                                                        1998
                                                    (Unaudited)
Assets

Current Assets:
  Cash                                             $     203,141

Property & Equipment (net)                                81,791

Other Assets:
  Deferred financing costs                               450,000
  Deferred offering costs                                 50,000
   Total other assets                                    500,000

    Total Assets                                   $     784,932
Liabilities and Stockholders' Deficit

Current Liabilities:
  Accounts payable                                 $     544,654
  Accounts payable to stockholders                        38,318
  Accrued interest                                         8,698
  Notes payable                                          800,000
  Notes payable to stockholders                          148,655
   Total current liabilities                           1,540,325

Commitments and contingencies

Stockholders' deficit:
  Preferred stock - no par value; 15,000 shares
    authorized, 0 shares issued and
    outstanding at June 30, 1998 and
    December 31, 1997, respectively                            0

  Common stock - $.0001 par value;
    100,000,000 shares authorized, 2,442,500
    shares issued and outstanding at June 30,
    1998 and December 31, 1997, respectively                 245
 Additional paid-in capital                            6,857,425
  Prepaid media costs                                 (  396,090)
  Deficit accumulated during
    development stage                                 (7,216,973)

    Total stockholders' deficit                       (  724,393)
    Total liabilities and stockholders' deficit     $    784,932


                       STATEMENT OF OPERATIONS
                            Six Months Ended         August 24, 1989
                                 June 30,             (Inception) to
                              1998      1997           June 30, 1998
                               (Unaudited)              (Unaudited)
Revenues                   $       0  $       0        $          0

Expenses
  General and
   Administrative            179,313     42,646           2,406,196
  Professional fees           54,000      1,000           2,038,945
  FAA Certification costs    187,456          0             187,456
  Service contributions            0          0           1,352,516
  Training Expense                 0          0             225,637
  Abandoned fixed assets           0          0             205,162

    Total expenses           420,769     43,646           6,415,912

Interest expense             408,698          0             801,061

Net loss                   $(829,467)  $(43,646)        $(7,216,973)

Net loss per common share
  - basic and diluted         $(0.34)     (0.02)             $(2.95)

                       STATEMENT OF CASH FLOWS
                                Six Months Ended        August 24, 1989
                                     June 30,            (Inception) to
                                  1998      1997          June 30, 1998
                                   (Unaudited)             (Unaudited)
Cash flows from
 operating activities:

Net loss                         $( 829,467) $(43,646)      $(7,216,973)
 Adjustment to reconcile net
 loss to net cash provided by
 operations:
  Depreciation                         3,177         0           222,587
  Amortization of deferred
    financing costs                  400,000         0           400,000
  Stock issued for interest                0         0            63,500
  Contributed services                     0         0         1,352,516
  Increase (Decrease) in deferred
   offering costs                 (   50,000)        0       (    50,000)
  Increase(Decrease)in accounts
    payable                       (   26,500)   28,217         2,349,098
  Increase in accrued interest         8,698         0             8,698
     Net cash (used) for
      operating activities         ( 494,092)  (42,646)      ( 2,870,574)

Cash flows from investing
   activities:

  Purchase of equipment           (   84,968)        0       (   304,378)

     Net cash (used) for
      investing  activities       (   84,968)  (     0)      (   304,378)

Cash flows from
  financing activities:

    Proceeds from shareholder
      loans (net)                 (   20,934)   48,459         1,330,639
    Proceeds from notes payable      800,000         0           800,000
    Proceeds from issuance of
      common stock                         0         0         1,133,214
    Increase paid-in capital               0         0           614,240

                       STATEMENT OF CASH FLOWS
                                   Six Months Ended             August 24, 1989
                                        June 30,                 (Inception) to
                                      1998      1997               June 30, 1998
                                      (Unaudited)                  (Unaudited)
Purchase and retirement
    of treasury stock                $       0   $         0            $(   500,000)

    Net cash provided from
    financing  activities              779,066        48,459               3,378,093

Net increase (decrease)in cash         200,006         5,813                 203,141

Cash at beginning of period              3,135           340                       0

Cash at end of period                $ 203,141   $     6,153             $   203,141

Supplemental Cash Flow Information

Cash paid for interest               $       0   $         0             $         0

Cash paid for income taxes           $     388   $         0             $     3,445

Non-Cash Items:

Acquisition of prepaid media costs   $           $   396,090             $   396,090
Deferred financing costs             $ 850,000   $         0             $   850,000
Conversion of liabilities            $ 160,983   $ 3,130,437             $ 3,291,420
Reclassification of redeemable
  common stock                       $       0   $         0             $(  400,000)
Surrender of rights to redeem
  common  stock                      $           $   400,000             $   400,000
Contributed services                 $           $   270,928             $ 1,081,588
Stock issued for interest            $       0   $         0             $    63,500

Notes to Financial Statement:

Property and equipment at June 30, 1998 (Unaudited) consisted of the following;

   Office equipment                 $ 42,730
   Furniture & Fixtures                5,797
   Automobiles                        36,441
     Total                            84,968
   Less, accumulated depreciation    ( 3,177)
     Total Property and Equipment   $ 81,791

 Depreciation expense charged to operations for the (Unaudited) six months ended June 30, 1998 and 1997 and the years ended December 31, 1997 and 1996 was $3,177, $0, $0 and $0, respectively.

The useful lives of property and equipment for purposes of computing depreciation are;

   Office equipment & Furniture     5 - 7 years
   Automobiles                          5 years

DEFERRED FINANCING COSTS

Bridge Loan

On February 27, 1998 the Company borrowed $250,000, a Bridge Loan (see
Note 7) and in consideration issued two hundred fifty thousand (250,000) Warrants, to be designated as "Class B Bridge Warrants". The Company has estimated the fair value of the Warrants to be $250,000 as based on the Black Scholes model of option pricing. The Company shall amortize deferred financing costs based on the Interest Method, over a period of five (5) months beginning March 1, 1998 and ending July 31, 1998, the estimated period the loan will be outstanding.

For the six months ended June 30, 1998 (Unaudited) the Company charged $200,000 to interest expense.

Additional Bridge Loan

In June and July 1998, the Company borrowed $550,000,and $25,000, respectively, in "additional" Bridge Loans (see Note 7) and in consideration issued five hundred fifty thousand (550,000) and twenty -

five thousand (25,000) Warrants, respectively, to be designated as "Class A Bridge Warrants". The Company estimates the fair value of the Warrants to be $600,000 as based on the Black Scholes model of option -

pricing. The Company shall amortize deferred financing costs based on the Interest Method, over a period of three (3) months beginning June 1998 and ending August 1998, the estimated period the loan will be outstanding.

For the six months ended June 30, 1998 (Unaudited) the Company charged $200,000 to interest expense.

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

 Interest expense related to the above incurred for the (Unaudited) six months ended June 30, 1998 and 1997 and the years ended December 31, 1997 and 1996, totaled $0, $0, $0 and $68,120, respectively.

 At June 30, 1998 (Unaudited) and December 31, 1997, interest expense related to the above incurred since inception totals $321,168 and $321,168, respectively.

 In 1997 and 1996 the Company borrowed net $128,183 and $207,706, respectively, from certain shareholders. The net borrowings are non interest bearing and are due on demand.

 In 1995 the Company issued a short term Promissory Note to a certain shareholder in exchange for $50,000. The Company issued to this shareholder, 12,500 shares of common stock as a non refundable prepayment of interest from the date of the loan through repayment of the loan.

 For the year ended December 31, 1995, the Company charged $63,500 to interest expense for the shares issued in connection with the non-refundable interest prepayment, based on an average price per share of $5.08.

NOTES PAYABLE

 (A) Bridge Loan

 On February 27, 1998 the Company borrowed $250,000, a Bridge Loan, from Hobbs Melville & Co., Inc. The Note is due and payable in full on the date of and at the time of, the closing of the proposed public offering of securities, at an annual rate of interest of ten (10) percent per annum.

 For and in consideration of the Bridge Loan, the Company has issued to Hobbs Melville & Co., Inc. two hundred fifty thousand (250,000) Warrants, to be designated as "Class B Bridge Warrants", each entitling them to purchase one share of Common Stock for $6.05 during the four (4) year period commencing one year from the date of the closing of the proposed public offering. The Company may redeem outstanding Warrants, once they become exercisable, at a price of $.10 per warrant on a less than thirty (30) day prior notice, provided the closing bid quotations of the common shares shall have exceeded $10 for ten (10) consecutive trading days ending on the third day prior to the date on which notice is given.

 In the event the Company fails to secure, maintain full force and effect, any required license, permission, franchise, consent, approval, contract, lease agreement, or other material requirement to operate its proposed airline passenger service and/or fails to close the proposed public offering on or before June 30, 1998, the Note shall become immediately due and payable.

 (B) Additional Bridge Loan

 In June and July 1998, the Company borrowed five hundred fifty thousand dollars ($550,000) and twenty five thousand dollars ($25,000), respectively in "additional" Bridge Loans, from various private investors. The Notes shall be due on the earlier of ninety (90) days from the date of the Note or the first break of escrow on the Company's proposed public offering of securities, at an annual rate of interest of ten (10) percent per annum.

 For and in consideration of the "additional" Bridge Loans, the Company has issued to the private investors five hundred fifty thousand (550,000) and twenty five thousand (25,000) Warrants, respectively, designated as "Class A Bridge Warrants", each entitling them to purchase one share of Common Stock for $6.05 during a five (5) year period commencing six (6) months from the date of the closing of the proposed public offering. The Company may redeem outstanding warrants, once they become exercisable, at a price of $.10 per warrant on a less than thirty (30) day prior notice, provided the closing bid quotations of the common shares shall have exceed $10 for ten (10) consecutive trading days ending on the third day prior to the date on which notice is given.

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

 In June 1998, the Company entered into an agreement with Hornblower & Weeks, Inc. to act as the Managing Underwriter and Madison Capital Markets Corp. as the Co Manager Underwriter, in connection with a proposed firm commitment Public Offering of securities and plans to file an amended registration statement with the Securities Exchange Commission.

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

  Currently, the Company is leasing space from Iceland Air for $1,200 per month at J.F. Kennedy Airport, New York. Rent expense charged to operations for the (Unaudited) six months ended June 30, 1998 and 1997 and years ended December 31, 1997 and 1996 totaled $14,400, $6,000, $12,000 and $13,200, respectively.

  In January 1993, the Company leased office space from its President at his residence. The lease term is on a month to month basis through December 31, 1998. Rent expense charged to operations for the (Unaudited) six months ended June 30, 1998 and 1997 and years ended December 31, 1997 and 1996 totaled $2,875, $2,287, $5,215 and $5,392, respectively.

  (2) Underwriter Proposed Public Offering

  In June 1998, the Company entered into an agreement with Hornblower & Weeks, Inc. to act as the Managing Underwriter and Madison Capital Markets Corp as the Co Managing Underwriter, in connection with a proposed Public Offering of securities.

  The Agreement sets forth the following terms and conditions;

  (a) The Managing Underwriter shall receive a dealer's concession of ten percent (10%) of the proposed Public Offering price.

  (b) The Managing Underwriter shall receive at closing of the proposed Public Offering a non accountable expense allowance of three percent (3%) of the total offering. In June 1998, the Underwriter received a fifty thousand dollar ($50,000) non-refundable advance against the non accountable expense allowance. (See Note 2[f]).

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


PART II -OTHER INFORMATION

Item 1.     Intentionally omitted.

Item 2.     Intentionally omitted.

Item 3.     Intentionally omitted.

Item 4.     Intentionally omitted.

Item 5.     Intentionally omitted.

Item 6.     Exhibits and Reports

     Exhibit 5  - Opinion of Legality - Steffanie J. Lewis, IBLF P.C.  *

     Exhibits 23.1 - Consent of Expert - J.R. Lupo, P.A. CPA *

     Exhibits 23.2 - Consent of Counsel - Steffanie J. Lewis, IBLF P.C.
*

     Exhibits 23.3 - Consent of Expert - Airline Economics, Inc. *

     Exhibit 27 - Financial Data Schedule
                  as required by Item 601 of Regulation S-B which is based on the foregoing Financial Statement submitted in Item 1.

   * incorporated herein as filed in SB-2 Registration Statement No. 333-37409, Amendment #5, filed June 29, 1998


                              SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Baltia Air Lines, Inc., Registrant


Date: 8-27-1998        _________________________________________
                           By: Igor Dmitrowsky, President


Date: 8-27-1998        _________________________________________
                           By: Walter Kaplinsky, Secretary