Form 10QSB
period 1998-09-30
BALTIA AIR LINES INC
filed 1998-12-08
CIK 869187

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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


     Check whether the issuer (1) filed all reports required to be filed by
     Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes "x." Required report filed herewith.


            Class                                     Number of Shares

          Common Stock Par Value $.0001 Per Share          1,154,000
          Preferred Stock No Par                              82,500

     Transitional Small Business Disclosure Format (Check one): No "x"

     Item 1.  Financial Statement.

                                 BALANCE SHEET
                                                               September 30,
                                                                   1998
                                                                (Unaudited)
                              ASSETS

     Current assets:
         Cash                                             $              47,203
     Property & Equipment (net)                                         349,589
     Other assets:

         Deferred financing costs                                       450,000
         Deferred offering costs                                         50,000
             Total other assets                                         500,000






                                          Total assets    $             896,792


         LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities:
         Accounts payable                                 $             263,013

         Accounts payable to stockholders                                38,318
         Accrued expenses to stockholders                                     0
         Accrued interest                                                     0
         Notes payable                                                        0

         Notes payable to stockholders                                  148,655
             Total current liabilities                                  449,986

     Stockholders' deficit:
         Preferred stock - $.01 par value;

             500,000 shares authorized, 82,500 shares                      825
             issued and outstanding at September 30,
             1998 and December 31, 1997, respectively
         Common stock - $.0001 par value;
             100,000,000 shares authorized, 1,154,000
             shares issued
             and outstanding at September 30, 1998 and
             December 31, 1997, respectively                               116
     Additional paid-in capital                                       7,690,327

         Prepaid media costs                                          (396,090)
         Deficit accumulated during development stage                 6,848,323

                  Total stockholders' equity (deficit)                  446,854


                   Total liabilities and stockholders'    $             896,792
                                        equity/deficit




                           STATEMENT OF OPERATIONS
                                                                August 24,
                            Nine Months                            1989
                               Ended          Years Ended      (inception)
                           September 30,     December 31,           to
                                                                September
                           1998     1997     1997     1996       30, 1998
                               (Unaudited
                          )                                    (Unaudited)


     Revenue             $      0 $      0 $          0 $        0 $           0


     Expenses
        General and      198,770     80,832      84,512     92,749       2,425,653
        Professional      61,044     31,625      58,625     77,817       2,045,989

        FAA               201,00          0           0          0         201,003
        Service                0          0           0          0       1,352,516

        Training               0          0           0          0         225,637
        Abandoned              0          0           0          0         205,162

            Total        460,817    112,457     143,137    170,566       6,455,960


     Interest expense          0          0           0     68,120         392,363
     Net loss         $ (460,817) $(112,457) $ (143,137) $(238,686)  $  (6,848,323)

     Net loss per
     common share -
     basic and diluted   $ (0.40) $   (0.10) $  (0.12)   $ (0.21)    $      (5.93)



                           STATEMENT OF CASH FLOWS
                              Nine Months Ended    Years Ended         August 24,
                                September 30,     December 31,            1989
                                                                       (Inception
                                                                           to
                                1998     1997     1997     1996         September
                                                                         30, 1998
                                 (Unaudited)                           (Unaudited)

    Cash flows from operating
    activities:
     Net loss ....            ($460,817)  ($43,646) ($143,137)  ($238,686) ($6,848,323)
    Adjustments to reconcile
    net loss to net cash
    provided by operations:
     Depreciation  .....         19,853          0          0           0      239,263

     Amortization of deferred
     financing costs   ...      400,000          0          0           0      400,000
     Stock issued for
     interest .  ......               0          0          0           0       63,500
     Contributed services  .          0          0          0           0    1,352,516

     (Increase) in deferred
     offering costs  ....       (50,000)         0          0           0      (50,000)

     Increase (Decrease) in
     accounts payable  ...     (316,839)     1,000     17,749      24,407    2,058,759
     Increase in accrued
     interest  .......                0          0          0           0            0
       Net cash (used)
       provided for
       operating activities    (407,803)   (42,646)  (125,388)   (214,279)  (2,784,285)

    Cash flows from investing
    activities:

     Purchase of equipment .   (352,766)         0          0           0     (572,176)
       Net cash (used) for
         investing
       activities  ....        (352,766)         0          0           0     (572,176)

    Cash flows from financing
    activities:
     Proceeds from
     shareholder loans (net)    (20,934)    48,459    128,183     207,706    1,330,639

     Proceeds from notes
     payable ........                 0          0          0           0            0
     Proceeds from issuance
     of preferred stock  ..     825,000          0          0           0      825,000
     Proceeds from issuance
     of common stock ....             0          0          0           0    1,133,214
     Increase in paid-in
     capital ........               671          0          0           0      614,911
     Purchase and retirement
     of treasury stock ...         (100)         0          0           0     (500,100)

       Net cash provided
       from financing
       activities  .....        804,637     48,459    128,183     207,706    3,403,664

    Net increase (decrease)
    in cash ........            396,834      5,813      2,795      (6,573)     619,379

    Cash at beginning of
    period  .........             3,135        340        340       6,913            0
    Cash at end of period ..    399,969      6,153      3,135         340      619,379

    Supplemental Cash Flow
    Information:

     Cash paid for interest           0          0          0           0            0
     Cash paid for income
     taxes .........                388          0        776          52        3,445
     Non-cash items:
     Acquisition of pre-paid
     media costs ......               0    396,090    396,090           0      396,090

     Deferred financing costs   850,000          0          0           0      850,000

     Conversion of
     liabilities   .....      1,276,322  3,130,437  3,130,437           0    4,406,759
     Reclassification of
     redeemable common stock         0           0          0           0     (400,000)
     Surrender of rights to
     redeem common stock   .         0     400,000    400,000           0      400,000
     Contributed services  .         0     270,928    270,928           0    1,081,588
     Stock issued for
     interest  .......               0           0          0           0       63,500



    Notes to Financial Statement:

    1. ACCOUNTING POLICIES

     (A) Cash and Equivalents

     The Company considers cash and cash equivalents to be all short term investments which have an initial maturity of three months or less.

     (B) Prepaid Media Costs

     On June 23, 1997 the Company entered into an agreement with Kent Trading, Inc., a media placement company whereby, the Company exchanged 25,600 common stock shares, as negotiated with the management of the Company, for future media placements in various international and national media publications, with a current value of $396,090 as based on the related publications published advertising rates. Kent Trading, Inc. may terminate the Agreement if the closing of the proposed Public Offering does not take place. The Company has recorded prepaid media costs as a reduction to equity, in a manner similar to accounting for a stock subscription receivable. At such time the Company utilizes the media placements, the Company will charge off the related costs to expense.

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

     (D) Start up Activities

    Costs associated with the development and approval of the authorized route, such as legal and consulting fees, have been written off in the period in which the expense was incurred.

     (E) Deferred Offering Costs

     Deferred offering costs in connection with the proposed initial public offering shall be offset against the proceeds from the offering. In the event the offering does not occur, deferred offering costs shall be charged to expense.

    2. PROPERTY and EQUIPMENT

    Property and equipment at June 30, 1998 (Unaudited) consisted of the following;

       Aircraft deposit                  $ 100,000
       Office equipment                    269,442
       Furniture & Fixtures                  5,797
       Automobiles                          36,441
         Total                             369,442
       Less, accumulated depreciation    (  19,853)
         Total Property and Equipment     $349,589

     Depreciation expense charged to operations for the (Unaudited) six months ended June 30, 1998 and 1997 and the years ended December 31, 1997 and 1996 was $19,853, $0, $0 and $0, respectively.

    The useful lives of property and equipment for purposes of computing depreciation are;

       Office equipment & Furniture     5 - 7 years
       Automobiles                        5 years

    3. DEFERRED/CONVERTED FINANCING COSTS

     (A) Bridge Loan Conversion

     On February 27, 1998 the Company borrowed $250,000, a Bridge Loan (see
    Note 7) and in consideration issued two hundred fifty thousand (200,000) Warrants. The Company has estimated the fair value of the Warrants to be $250,000 as based on the Black Scholes model of option pricing.

      On November 12, 1998, the bridge note totaling $250,000 and its accrued interest were converted into 25,000 shares of convertible preferred stock at $10 per share (effective September 30, 1998).

     (B) Additional Bridge Loan Conversion

     In June and July 1998, the Company borrowed $550,000,and $25,000, respectively, in "additional" Bridge Loans and in consideration issued four hundred forty thousand (440,000) and twenty thousand (20,000) Warrants, respectively, The Company estimates the fair value of the Warrants to be $600,000 as based on the Black Scholes model of option pricing.

      On November 12, 1998, the bridge notes totaling $550,000 and their accrued interest were converted into 55,000 shares of convertible preferred stock at $10 per share (effective September 30, 1998).

    4. NOTES PAYABLE STOCKHOLDERS

     In 1992 the Company issued Promissory Notes to certain shareholders in exchange for $1,048,000. The Notes were due on demand and all interest was payable upon principal repayment, at an annual rate of six and one half percent (6 1/2%), from the date of issuance to the date of repayment.

     On June 24, 1997 certain shareholders were issued 60,000 common shares, as negotiated with the management of the Company, in exchange for the total due them, in the amount of $1,369,168, inclusive of principal of $1,048,000 and accrued interest of $321,168.

     Interest expense related to the above incurred for the (Unaudited) six months ended June 30, 1998 and 1997 and the years ended December 31, 1997 and 1996, totaled $0, $0, $0 and $68,120, respectively.

     At September 30, 1998 (Unaudited) and December 31, 1997 , interest expense related to the above incurred since inception totals $0 and $392,363, respectively.

     In 1997 and 1996 the Company borrowed net $128,183 and $207,706, respectively, from certain shareholders. The net borrowings are non - interest bearing and are due on demand.

     In 1995 the Company issued a short term Promissory Note to a certain shareholder in exchange for $50,000. The Company issued to this shareholder, 10,000 shares of common stock as a non refundable prepayment of interest from the date of the loan through repayment of the loan.

     For the year ended December 31, 1995, the Company charged $63,500 to interest expense for the shares issued in connection with the non - refundable interest prepayment, based on an average price per share of $5.08.

    5. INCOME TAXES

     At December 31, 1997, the Company has a net operating loss carryforward of $5,072,844, which is available to offset future taxable income. The carry forwards expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

    As of December 31, 1997, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recover ability.

    6. STOCKHOLDERS' DEFICIT

     (A) Stock Options (Continued)

     In 1992, the Company granted options to purchase 41,840 shares of common stock, at $66.67 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from the date of said agreements, whichever is earlier. As of June 30, 1998, no options have been exercised.

     (B) Reverse Stock Split

     On August 24, 1995, the Board of Directors authorized and the majority of the current shareholders ratified a ten for one reverse stock split of the
     Company's $.0001 par value common stock.

     On December 30, 1997, the Board of Directors authorized and the majority of the current shareholders ratified a two for one reverse stock split of the Company's $.0001 par value common stock.

      On November 30, 1998, the Board of Directors authorized and the majority of the current shareholders ratified a 1.2 to one reverse stock split of the Company's $.0001 par value common stock.

     All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the reverse stock splits.

     (C) Proposed Public Offering

     In June 1998, the Company entered into an agreement with Hornblower & Weeks, Inc. to act as the Managing Underwriter and Madison Capital Markets Corp. as the Co Manager Underwriter, in connection with a proposed firm commitment Public Offering of securities and plans to file an amended registration statement with the Securities Exchange Commission, as is described in Note 10 (A) (2).

      The Company intends to offer for sale 1,000,000 shares of common stock of $.0001 par value, at a price of $5.00 per share and 1,000,000 Redeemable Common Stock Purchase Warrants at $.25 per Warrant. Each Warrant entitles the holder to purchase 1.5 Shares for $6.00 each during the five (5)year period commencing six months from the date of the proposed Public Offering.


     The Agreement with the Underwriter sets forth that on the Effective Date, before giving effect to all shares of Common Stock and Warrants to be sold in the proposed public offering, the Common Stock issued and outstanding shall not exceed 1,154,000 common shares.

     (D) Treasury Stock

      On September 30, 1998, the Company purchase from Dmitrowsky 1,000,000 share of common stock for $100 plus an option for Mr. Dmitrowsky to repurchase the 1,000,000 treasury shares upon the Company's inaugural flight or upon exercise of any warrants, whichever occurs first.

    7. COMMITMENTS AND CONTINGENCIES

       (A) Lease Obligations

      In October, 1995 the Company entered into a lease with Iceland Air, J.F. Kennedy Airport, New York, to occupy space. The lease term is on a month to month basis.

      Currently, the Company is leasing space from Iceland Air for $1,200 per month at J.F. Kennedy Airport, New York. Rent expense charged to operations for the (Unaudited) nine months ended September 30, 1998 and 1997 and years ended December 31, 1997 and 1996 totaled $ 21,600, $ 12,000, $12,000 and $13,200, respectively.

      In January 1993, the Company leased office space from its President at his residence. The lease term is on a month to month basis through December 31, 1998. Rent expense charged to operations for the (Unaudited) nine months ended September 30, 1998 and 1997 and years ended December 31, 1997 and 1996 totaled $ 4,312, $ 2,400, $5,215 and $5,392, respectively.

      (B) Aircraft Lease

      In August 1998 the Company paid one hundred thousand dollars ($100,000) to Cathay Pacific Airways, Limited as a non refundable (except in the event of non ratification by Cathay's Board of Directors) "Initial" Lease
    Security Deposit to bind for lease one (1) Boeing 747 267  aircraft.   The
    initial letter of agreement expired October 21, 1998 and negotiations with Cathay Pacific continue for a lease/purchase option of a 747 267 aircraft.

      Upon signing of the Lease, the Company expects to pay a refundable security deposit of eight hundred fifty thousand dollars ($850,000). The "Initial" Security Deposit shall be applied toward the Security deposit.

    PART II -OTHER INFORMATION

    Item 1.     Intentionally omitted.

    Item 2.     Intentionally omitted.

    Item 3.     Intentionally omitted.

    Item 4.     Submission of Matters to a Vote of Security Holders.

                By Written Consent of a majority of Shareholders unanimously passed the following: (i) On September 29, 1998: Purchase from Mr. Dmitrowsky the quantity of 1,000,000 share of Company common stock to be held as Treasury Stock. In the transaction Mr. Dmitrowsky received $100 plus an option to repurchase 1,000,000 shares of Treasury Stock for $100 upon completion of the Company's inaugural flight or upon exercise of any warrants, whichever occurs first; (ii) On November 12, 1998 and to be effective September 30, 1998: Approved modification of the Company's Articles of Incorporation to authorize a total of 500,000 preferred shares and, in exchange for Bridge Notes in the amount of $825,000 and their accrued interest, the issuance of 82,500 preferred shares, each carrying a 10% coupon and automatic conversion to two shares of Company common stock on the 90th day following the date of the Company's IPO closing unless redeemed earlier by the Company upon written 20 days notice and payment of $15 per Preferred Share; (iii) November 30, 1998 and effective September 30, 1998: Authorized a 1.2 to 1 reverse split of the Company's common
    stock; (iv) July    , 1998: Approve modification of the Company's Bylaws to
    clarify that the seat reserved for the Underwriter's designee would increase the size of the Board of Directors to five members.

    Item 5.     Intentionally omitted.

    Item 6.     Exhibits and Reports

         Exhibit 3 - Articles of Incorporation and Bylaws

         Exhibit 4 - Documentation of Bridge Note conversion to Preferred
    Shares.

         Exhibit 5 - Opinion of Legality - Steffanie J. Lewis, IBLF P.C.

         Exhibit 13 - Annual Report to the Shareholders. The Company's 10KSB as of December 30, 1997 is hereby incorporated.

         Exhibit 23 - Consent of Counsel - Steffanie J. Lewis, IBLF P.C.
                     (Implied and contained within Exhibit 5 filed herewith)

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


                           Baltia Air Lines, Inc., Registrant


    Date: 11-20-1998        __________[Signed]______________________
                               By: Igor Dmitrowsky, President


    Date: 11-20-1998        __________[Signed]______________________
                               By: Walter Kaplinsky, Secretary