Form 10KSB
period 1998-12-31
BALTIA AIR LINES INC
filed 2001-12-11
CIK 869187

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-KSB



ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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



                        DESCRIPTION OF SECURITIES

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, $.0001 par value per share, and 500,000 shares of Preferred Stock,$.01 par value. As of December 31, 1998, a total of 2,035,416 shares of Common Stock are issued and outstanding and held by over 100 shareholders. At total of 80,000 shares of Preferred Stock are issued and outstanding. No stock was issued under 333-21006-NY and all securities registered therein are carried forward into Registration 333-37409 pending an effective date.

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

Stock Transfer Agent

The Transfer Agent and Registrar for the shares of Common Stock is Continental Stock Transfer and Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004, telephone: (212) 509-4000.

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

The Warrant Agent is Continental Stock Transfer and Trust Company, 17 Battery Place, 8th Floor, New York, NY 10004, telephone: (212) 509-4000.

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

Preferred Stock

The Company has authorized 500,000 Preferred Shares which may be issued from time to time, as authorized by the board of directors. Preferred shares have $.01 par value and no voting rights. As of the present date thereof, 80,000 shares of Preferred Stock are outstanding.


                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1998:

      Class                                              Number of Shares
Common Stock Par Value $.0001 Per Share                     2,035,416
Preferred Stock Par Value $.01 Per Share                       80,000

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

Required reports filed herewith.

Baltia's Initial Public Offering Registration Statement became effective September 16, 1996. This is the third annual report to which Baltia is subject to filing under Section 13 or 15(d) of the Exchange Act.


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

Baltia has not commenced revenue operations to date. State issuer's revenues for its most recent fiscal year. $ -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past
60 days.  To date, Baltia stock is not publicly trading.

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

St. Petersburg is the former capital of Russia, with  a population of just  under five million people,  which makes  it the second  largest
city in  Russia and the  fourth largest  in  Europe.   It is  a
central hub for commercial activity in the Northwestern Region of Russia, and is the major intellectual, cultural, financial, and industrial center of the Russian Federation. (Department of Commerce ("DOC"), Bureau of the Census). The Company believes that there is a large market of passengers and shippers desiring direct non-stop air transport between New York and St. Petersburg. See "Business."

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

On August 5, 1998 the Company signed an initial agreement with Cathay Pacific Airways Limited for one Boeing 747-267, Manufacturers Serial No. 21746 with an agreed value of $35,000,000, and installed engines together with technical records. A non-refundable payment of $100,000 was made by the Company against a security deposit of $850,000. The Company has allocated $1,020,000 of proceeds from its public offering for aircraft acquisition deposit. The Boeing 747 is capable of carrying standard freight containers and pallets in its belly. The Company plans to provide non-stop palletized and containerized air cargo service between the United States and
 St. Petersburg, a service presently not offered by any other U.S. airline. Also, the Company expects to be carrying U.S. mail.

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

After the USSR broke up, the US-Russia Bilateral Agreement of 1994 was signed reinforcing and expanding the former US-USSR Bilateral Agreement of 1990. Under the US-Russia Bilateral Agreement the designated US airlines enjoy certain rights backed by the US Government. Russia has granted certain rights to the United States and reciprocal rights were granted by the United States to Russia. Among the most important of the bilateral rights the Company considers the following: (i) the right to fly non-stop, (ii) the right of change gauge in Russia for beyond service, and (iii) the ability to provide its own service within Russia i.e. ground service of the aircraft, passenger services, cargo service, etc. Other rights enable the Company to conduct normal business practices between the US and Russia, including exemption from duties on materials usable in the Company's business, and unimpeded currency transfers.

Unexpected political changes in Russia might affect the Company's growth. Airline services under bilateral agreements typically continue even between countries that are adversarial. A break in diplomatic relations could be accompanied by interruption of air service, but such extended occurrences are rare. However, adverse political direction in Russia could impede US-Russia commerce.

Aircraft Acquisition

The Company intends to operate Boeing 747 aircraft on the JFK-St. Petersburg route. The Company has signed the initial agreement to lease one B-747 aircraft that meets FAA airworthiness requirements. The Company has budgeted $1,020,000 deposit for the aircraft. Monthly acquisition costs will be paid from operating revenue.

Description of the Market

In the opinion of the Company's Management, a first-time visitor to St. Petersburg would find many similarities with a first-time visitor to New York, Paris or Rome. New York is a prime destination for international air transportation due to the size of its population, the magnitude of its port-of-entry position within the U.S., and its cultural, industrial and commercial role in the nation. Considering these same fundamental indicators, St. Petersburg is a prominent gateway to Russia and, indeed, to all of Northern Europe. St. Petersburg is the leading maritime and surface cargo center, and the Company expects it to become Russia's air cargo center.

     The DOC, Bureau of the Census, reported in 1994 that air cargo traffic from the U.S. to Russia grew from 14,000,000 lbs in 1992 to 30,800,000 lbs in 1993, a 120% increase. Air cargo from Russia to the U.S. grew from 1,540,000 lbs in 1992 to 3,740,000 lbs in 1993, a 143%
increase. In 1993 IATA forecast a 21.1% annual growth rate for freight traffic to and from Eastern Europe in the period from 1993 to 1997. The actual statistics available in 1994 demonstrate that the growth rate between 1992 and 1993 in the U.S.-Russia air cargo traffic was 5.8 times greater than the IATA forecast. The Company has received offers from two JFK-based cargo agents. Paramount Cargo Marketing, Inc. projects shipments of 20 tons per flight, and RAF International Sales projects shipments of 50 to 75 tons weekly to St. Petersburg. See "SUMMARY, Company", para. 7.

     According to the DOC, USTTA, in 1993 there were 478,950 American passengers visiting Russia; and there were 126,158 Russian-originating passengers who visited the United States. Because no 1993 city traffic statistics were available, using U.S.-Russia traffic, the Company projected U.S.-St Petersburg traffic to be 20% of 1994 U.S.-Russia traffic. According to CIC Research (DOC contractor), by 1995 actual traffic to St. Petersburg had doubled the Company's traffic projection. The actual growth rate from 1995 to the present is not publicly available. St. Petersburg has a growing number of private travel agencies that serve the new segment of affluent Russian travelers who require quality service. IATA forecasts a 10.2% annual growth rate in passenger traffic to and from Eastern Europe from 1993 to 1997.

     The Company acknowledges that, particularly since August 1998, Russia has been experiencing economic transition difficulties. Although statistics on such recent traffic is not available, these difficulties do not seem to affect the demand for airline seats. As recently as December 1998, the Company had difficulty obtaining immediate bookings. Only advance purchase seats were available between New York and Russia. The Company expects the U.S. government involvement with Russia to continue and government traffic between the U.S. and Russia to maintain. Commercial traffic is expected to increase with stabilization of the Russian economy. The devaluation of the Russian ruble is an incentive for American tourists to visit Russia and reason to expect tourist traffic to maintain.

The Company surveyed fares of the leading foreign airlines that are serving the U.S.-Russia market. Over the past several years, fares in the U.S.-Russia market have remained stable and have incrementally risen (6% from 1993 to 1994, and 4% from 1994 to 1995).

     The Bilateral Agreement restricts foreign airlines, excepting Russian airlines, from providing non-stop service between the U.S. and Russia. Additionally, no U.S. airline offers non-stop service between the U.S. and St. Petersburg, and only Aeroflot offers non-stop
Russian service between the U.S. and St. Petersburg. The most recent Bilateral Agreement limits the aggregate number of round trips U.S. carriers may make to Russian cities (frequencies).
All frequencies available under that Bilateral Agreement have been allocated by the DOT for use by U.S. carriers to serve Russian cities other than St. Petersburg. Thus, the Company anticipates that it will offer the only U.S. non-stop service with a wide-body aircraft from New York to St. Petersburg. Unlike the domestic flights, the international flights are conducted pursuant to bilateral agreements between countries, and most countries are considered "limited entry markets." The U.S.-Russia market is a limited entry market because only a restricted number of airlines from the two nations are authorized therein to operate between the U.S. and Russia. Furthermore, the number of foreign airlines in the market is limited by restrictions in bilateral agreements between their respective countries and both the U.S. and Russia. The European carriers who serve this market are required to stop at their national hubs en route.

     The Company has identified several market segments in the U.S.-Russia Market: (i) Business Travelers, (ii) General Tourism,
(iii) Ethnic Travelers, (iv) Special Interest Groups, (v) Professional Exchanges, and (vi) Government and Diplomatic Travel.


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

Marketing

     The Company intends to operate between two of the largest nations in what Management believes to be one of the world's fastest growing markets providing non-stop, wide-body passenger service with First, Business, and Voyager Class accommodations. The Company's passenger market strategy is tailored to particular preferences of the various segments of its customers with marketing attention particularly focused on American business travelers with interests in Russia who require high quality, non-stop service from the U.S. to Russia.

     The Company's initial marketing strategy is based on selected travel and business publications, supplemented by direct mailings to corporate travel planners, and individual American businesses that are currently involved in Russia. The Company plans to sponsor selected industry and trade events in the U.S. and in St. Petersburg, and to implement a controlled frequent flyer program for frequent business travelers. Seawind Cruise Lines and Hilton Hotels have expressed interest to conduct joint marketing programs with the Company. The Company has no contractual relationships with Seawind Cruise Lines, Hilton Hotels or other referenced businesses. The Company also intends to advertise to the general public throughout the U.S.. In June 1997, the Company issued 27,083 shares to Kent Trading for the purchase of $396,090 in media placements (advertising space in U.S. NEWS & WORLD REPORT, BUSINESS WEEK and NEW YORK LAW JOURNAL).

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

     Marketing strategy relating to capacity and overall quality experienced by passengers are important in the Company's aircraft choice. Four aircraft types which are capable of flying non-stop on the JFK-St. Petersburg route, B747, DC10-30, B767, and B777, reduce the travel time to approximately 8 hours. Of these, the Company's management believes that the cabin size of a Boeing B747 aircraft offers the greatest degree of comfort and capacity for the JFK-St. Petersburg market. Its dispatch reliability lies within the 97% range contributing to passenger confidence in the Company's dependability (Boeing Report ID:RM 23004). The Company's dependability is further enhanced because B747, a four-engine aircraft, is not subject to ETOPS regulations which could limit flights during certain weather conditions. "ETOPS" is an acronym for Extended Range Twin Engine Operations which generally requires that during year one a twin engine aircraft be operated within 75 minutes from a suitable airport. If one of the airports on the Great Circle route is snowed in, or otherwise unusable, a twin engine aircraft would not receive dispatch clearance for a flight to St. Petersburg. With B747 the Company intends to provide non-stop wide-body cargo service from the JFK to St. Petersburg, offering containers, pallets, and block space arrangements in the aircraft's cargo bay. Additionally, the Company plans to market "Baltia Express", non-stop shipment of express packages between the U.S. and St. Petersburg. The Company also expects revenues from diplomatic mail and cargo.

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

     The Company's Management does not take the Company's proposed non-stop service advantage for granted. Management is convinced that, if and when the Company commences revenue service, it will have to compete by using operating efficiency and by providing consistent quality service to passengers and cargo shippers alike in order to establish the Company as a commercial success in its market niche.
The Company intends to provide non-stop, wide-body, First, Business and Voyager class passenger service, and a palletized and containerized service for cargo.

     The following is a brief summary of the results of a survey the Company conducted in 1997 of one and two stop services in the U.S. - St. Petersburg market. The respective airlines can change their flight schedules and frequency. (April 1997 Official Airline Guide ("OAG") generally confirms the stated competition.) Note: Aeroflot NY-St. Petersburg service survey was done in January 1999.

Finnair

     Finnair flew between Helsinki and St. Petersburg daily. Five days a week, to connect with its flights from U.S. to Helsinki, a layover time of 1:15 hours was required east-bound, and 1:40 hours of layover was required west-bound. Total en route time east-bound was 11 hours, and total en route time west-bound was 11:30 hours. The other two days required a layover of 5 hours east-bound, and an overnight stay in Helsinki west-bound. Total en route time east-bound was 19 hours, and west-bound 31 hours. The JFK - Helsinki flight was on a wide-body MD11 aircraft. The connecting flight from Helsinki to St. Petersburg was on a narrow-body DC9 aircraft. Finnair did not have First Class service, and did not have palletized and containerized cargo service into St. Petersburg. From the MD11, cargo must be unpacked and manually loaded into the narrow-body DC9.

Scandinavian Airlines System (SAS)

     SAS served St. Petersburg from Stockholm and Copenhagen daily.
To connect with its flights from the U.S. at Stockholm or Copenhagen, east-bound layover time was 1:30 hours, and west-bound required an overnight stay in either Copenhagen or Stockholm. Total en route time east-bound was 10:30 hours, and total en route time west-bound was 30 hours through Stockholm and 31:30 hours through Copenhagen. The Newark - Stockholm or Newark - Copenhagen flight was on a wide-body B767 aircraft. From Stockholm or Copenhagen the connecting flight to St. Petersburg was on a narrow-body DC9 aircraft. SAS did not have First class service, and did not have palletized and containerized cargo service into St. Petersburg. From the B767, cargo must be unpacked and manually loaded into the narrow-body DC9.

Lufthansa

     Lufthansa served St. Petersburg from Frankfurt daily. To connect with its flights from the U.S. at Frankfurt, East-bound layover time was 1:40 hours, and an overnight stay in Frankfurt was required on West-bound flights. Total en route time East-bound was 13:10 hours, and total en route time West-bound was 25:20 hours. The New York to Frankfurt flight was on a wide-body A340 aircraft. From Frankfurt the connecting flight to St. Petersburg was on a narrow-body A320 aircraft. Lufthansa had First, Business and Couch seating, but did not have palletized and containerized cargo service into St. Petersburg. From the A340, cargo must be unpacked and manually loaded into the narrow-body A320.

KLM Royal Dutch Airlines

     KLM served St. Petersburg from Amsterdam daily. To connect with its flights from the U.S. at Amsterdam, East-bound layover time was 1 hour, and West-bound layover time was 1 hour. Total en route time East-bound was 12:30 hours, and total en route time West-bound was 15 hours. The New York to Amsterdam flight was on a wide-body B747 aircraft. From Amsterdam the connecting flight to St. Petersburg was on a narrow-body B737 aircraft. KLM did not have First class seating, and did not have palletized and containerized cargo service into St. Petersburg. From the B747, cargo must be unpacked and manually loaded into the narrow-body B737.

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

Delta Air Lines (U.S. carrier)

     Delta Air Lines provided non-stop service to Moscow. In 1996
Delta ceased providing service to St. Petersburg and has applied to the DOT for authority to market St. Petersburg through code sharing with foreign carriers.

Aeroflot (Russian carrier)

     Aeroflot provided non-stop service from St. Petersburg to New
York and return twice weekly (on Friday and Sunday) and via Moscow on Saturday. Service from New York to St. Petersburg through Moscow was available only in one direction four times a week (Monday-Thursday). Aeroflot listed no service from St. Petersburg to New York four days a week (Monday through Thursday). Aeroflot operated the Boeing 767 on the non-stop flights between New York and St. Petersburg. On flights from New York to St. Petersburg via Moscow, Aeroflot operated the Russian-built Tupolev on the leg between Moscow and St. Petersburg.

Summary of Competition

     Although Aeroflot has commenced non-stop service between St. Petersburg and New York, Finnair and SAS remain the leading foreign airlines in the U.S.-Russia market. Finnair and SAS have fleets of airplanes capable of trans Atlantic flight, offer service quality acceptable to Western travelers, and have intermediate stops in Helsinki, Stockholm and Copenhagen (change of gauge points - hubs). Other foreign airlines have to fly more circuitous routes through their hubs. A total of 36 world airlines provide some form of connecting flights at varying levels of service from New York City to St. Petersburg. Excepting Aeroflot service, the Company intends to offer exclusive non-stop, wide-body service in the market. The Company's JFK - St. Petersburg non-stop block time is conservatively listed at 8 hours and 34 minutes (includes taxi times and estimated air traffic delays). The normal JFK - St. Petersburg flying time is approximately 7 hours and 20 minutes.

Pricing

     The Company's calculation of year one results is based on: (i) the number of passengers (93,431) multiplied by the Weighted Average Fare After Dilution, plus (ii) the pounds of freight (2,800,000) multiplied by the rate per pound. Thus, along with the passenger and cargo volume transported, fares and cargo rates have a direct impact on revenues. In general, traffic volume is driven by the intensity of commerce between two countries, depending on the underlying economic, social and political factors. In general, fares are market driven, depending on demand for and supply of the transportation in the particular market. Fares may also be influenced by tradition and marketing objectives of airlines. All fares and cargo rates are subject to change over time. For discussion on passenger and cargo volume, see "Management Discussion and Analysis - Forecast Results of Year One Operation."

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
 Weighted Average Fare - After Dilution  . . . . . . . . . .  $514.15 <FN2>

<FN1>
(1)  Company trademark: "Voyager Class".
<FN2>
(2)  Yield @ 3,900 NM (av. distance JFK-LED in nautical miles) is
     13.18 cents per mile

Personnel

The DOT Order 96-1-24 and 96-2-51 found the Company's Management fit to operate its scheduled international air service. See "Management." At present twenty staff members are actively working on the Company's financing, aircraft acquisition, and FAA certification. Upon receipt of financing from this Offering, more than twenty staff and managers will be actively working on air carrier certification and marketing prior to commencing revenue service during which time they will be paid salaries reduced by 50%. At 50% reduction, total 90-day salaries and training allowances approximating $170,000. Immediately prior to commencement of service, the Company intends to employ a total of 94 employees, including: (i) 28 executive, administrative, and sales personnel, (ii) 33 station personnel at JFK and St. Petersburg, (iii) 2 captains, 2 first officers, 2 chief stewards, and 18 stewards. Shortly after commencement of the JFK - St. Petersburg service, the Company intends to bring the total number of employees to 131. Certain employees must be FAA qualified for specific positions. The Company's policy is to hire and retain only the highest quality personnel. The Company will neither pay very low nor excessively high salaries. The Company's management has sole discretion as to the number of employees and employment
     requirements and conditions.   The  Company's employees are not
     represented by a union, but may be so represented in the future.

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

Item 2.  Description of Property.  Intentionally Omitted.

Item 3.  Legal Proceedings.    Intentionally Omitted.

Item 4.  Submission of Matters to a Vote of Security Holders.
The Company's Annual Meeting was held on August 24, 1998 at which time the following four persons were unanimously re-elected to the four-member Board of Directors by 1,635,643 affirmative votes of shareholders present who represent 66.9% of issued shares. The engagement of Hornblower & Weeks to underwrite Baltia's Public Offering pursuant to the engagement letter dated 7/2/98 was approved. President Dmitrowsky's activities pursuant to that Offering were ratified and he was authorized to execute documents and transact any business necessary to complete Baltia's Offering. The Bridge Loan and Warrant Purchase Agreement between Baltia Air Lines and accredited private lenders dated June 2, 1998, including the conveyance of warrants stated therein, were ratified. Shares (575,000) underlying the warrants were set aside. President Dmitrowsky and Secretary Kaplinsky were authorized to execute and deliver the warrants so approved. The lease of the 747-200 aircraft from Cathay Pacific Airways was approved and actions taken to that end were ratified.

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

In 1995, the Company reapplied for JFK-St. Petersburg authority. In 1996 the DOT reissued JFK-St. Petersburg route authority to the Company based upon reexamination of the Company's operating plan and fitness as a US air carrier. The Company's Registration Statement for a best-efforts underwriting became effective in September 1996. Due to the underwriter's internal problems, in spring 1997, the underwriting was mutually terminated unsuccessfully. The offering is presently underwritten on a firm commitment basis and the DOT has renewed the Company's JFK-St. Petersburg route authority until August 7, 1998 to show evidence of FAA certification, operating capital and liability insurance coverage. On August 7, 1998 the company filed an extension request. The Department of Transportation has advised that it will act on the request upon closing of the Company's Public Offering.


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

Insurance Coverage and Expense

In 1998 AON Aviation of Virginia informed the Company that current insurance costs associated with the Company's operating a B747 would total $600,000. This estimate includes hull insurance, comprehensive airline liability coverage up to $35,000,000 any one occurrence, and war risks. Comprehensive liability premium is coverage for third party personal injury and property damage, general liability and facilities, plus per seat passenger liability coverage. The Company will pay the aggregate annual premium in monthly installments commencing after the Company begins revenue service. The Company has no influence over insurance rates which are known to fluctuate. Regardless of the insurance costs, the Company will purchase coverage. Further, in the event of a serious accident, there is no guaranty that claims would not exceed the insurance coverage purchased.



Item 7.  Financial statements.

                            WANT & ENDER
                            C.P.A. P.C.
                            Certified Public Accountants

MARTIN ENDER CPA
STANLEY Z. WANT CPA CFP
                         Independent Auditor's Report

To the Shareholders' and Board of Directors of:

Baltia Air Lines, Inc
63 25 Saunders Street, #7I
Rego Park, NY 11374

  We have audited the accompanying balance sheet of Baltia Air Lines, Inc. as at December 31, 1998 and the related statements of operations, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Baltia Air Lines, Inc. as December 31, 1997, were audited by other auditors whose report dated June 4, 1998, expressed an unqualified opinion on those statements.

  We have conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. at December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

  Baltia Air Lines, Inc. has not estimated the remaining lives and replacement costs of the common property and, therefore, has not presented the Supplementary Information on Future Major Repairs and Replacements that the American Institute of Certified Public Accountants has determined is required to supplement, although not required to be a part of, the basic financial statements.


Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY

November 13, 2001

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL   WECPAPC@SPRYNET.COM

              BALTIA AIR LINES, INC.
                 BALANCE SHEETS
            DECEMBER 31, 1998 and 1997
                   (Audited)

                                        1998      1997
Current Assets
 Cash                                 $ 2,202      $ 3,135
Total Current Assets                  $ 2,202      $ 3,135

Fixed Assets
 Property, Plant and Equipment
    Property, Plant and Equipment      89,656            -
    Less: Accumulated Depreciation     (6,404)           -
 Net Property, Plant and Equipment     83,252            -

Other Assets
  Premedia Costs                      496,090            -
Total Other Assets                    496,090

TOTAL ASSETS                        $ 581,544      $ 3,135

The accompanying notes are an integral part of the financial statements.

                        BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                      DECEMBER 31, 1998 and 1997
                              (Audited)

                                             1998          1997
Current Liabilities
   Accounts Payable                    $     59,568  $     571,154
Total Current Liabilities                    59,568  $     571,154

Other Liabilities
   Officers Loan                            122,000        368,890
Total Other Liabilities                     122,000        368,890

Stockholders Equity
   Common Stock -                               204            203
   (100,000,000 shares authorized,
    2,035,416 issued)
   Preferred Stock -                            800              -
   (2,000,000 shares authorized,
    80,000 shares issued)
   Paid-in-Capital                        7,870,179      5,846,484
   Prepaid Media Costs                            -       (396,090)
   Retained Earnings                     (7,471,207)    (6,387,506)
   Less: Treasury Stock                           -              -
Total Stockholders Equity                   399,976       (936,909)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $ 581,544   $      3,135


The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (Audited)

                                   Preferred Stock       Common Stock
                                                                            Additional Paid-
                                  Shares   Par Value   Shares     Par Value      In Capital

Balance as at December 31, 1997           -   $     -  2,035,416   $ 204        $ 5,846,484
1998 Deferred financing costs             -         -          -       -            850,000
1998 Acquisition of treasury stock        -         -          -       -                  -
1998 Conversion of liabilities       80,000       800          -                  1,173,695

Balance as at December 31, 1998      80,000       800  2,035,416     204          7,870,179


The accompanying notes are an integral part of the financial statements.

                      BALTIA AIR LINES, INC.
                 STATEMENTS OF INCOME AND EXPENSES
                 YEARS ENDED DECEMBER 31, 1998 and 1997
                             (Audited)

                                             1998           1997
Expenses

  Depreciation                           $     6,404    $            -
  Interest Expense                           850,000                 -
  General and Adm Expenses                         -            84,512
  Professional Fees                           20,663            58,625
  FAA Cert Fee                               206,633                 -
  Media Costs                                      -                 -

Total Expenses                             1,083,700           143,137

Net Income (Loss) Before Income Taxes     (1,083,700)         (143,137)

Income Taxes

  Federal Income Tax                                -                 -
  New Jersey Franchise Tax                          -                 -

Total Income Taxes

Net Income (Loss) For The Year          $ (1,083,700)       $ (143,137)




The accompanying notes are an integral part of the financial statements.

                           BALTIA AIR LINES, INC.
                           STATEMENT OF CASH FLOW
                         YEAR ENDED DECEMBER 31, 1998
                                 (Audited)

                                                               1998
Cash Flows from Operations

Net Income                                                  $ (1,083,700)

Adjustments to reconcile net income to
  net cash provided by operations
  Depreciation                                                     6,404
  Change in Property, Plant and Equipment                        (89,656)
  Change in Premedia costs                                      (100,000)
  Change in Accounts Payable                                    (511,586)
  Change in Officers Loan                                       (246,890)
Total Adjustments                                               (941,728)

Net Cash Provided by Operations                               (2,025,428)

Cash Flows From Financing Activities

  Paid in Capital                                              2,023,695
  Common Stock issued at par value                                     -
  Preferred Stock issued at par value                                800
  Treasury Stock purchased                                             -

Net Increase (Decrease) in Cash Equivalents                         (933)
Cash and Cash Equivalents - Beginning                              3,135

CASH AND CASH EQUIVALENTS - ENDING                                 2,202


The accompanying notes are an integral part of the financial statements.

                     BALTIA AIR LINES, INC.
                 (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO FINANCIAL STATEMENT

      I. ORGANIZATION, NATURE OF OPERATIONS, GOING CONCERN CONSIDERATIONS

         (A) Organization

          The Company was incorporated under the laws of the state of New York on August 24, 1989.

         (B) Nature of Operations

          The Company was formed to provide commercial, passenger, cargo and mail air transportation between New York and Russia.

          Since inception, the Company's primary activities have been raising of capital, obtaining financing and obtaining Route Authority and approval from the U.S. Department of Transportation. The Company has not yet commenced revenue producing activities. Accordingly, the Company is deemed to be a Development Stage Company.

           2. ACCOUNTING POLICIES

         (A) Cash and Cash Equivalents

          The Company considers cash and cash equivalents to be all short term investments which have an initial maturity of three months or less.

         (B) Property and Equipment

          The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the lesser of the term of the related lease or the estimated lives of the assets. Depreciation is computed on the straight-line method for financial reporting purposes and tax purposes.

          (E) Income Taxes

          Deferred income taxes assets and liabilities are computed based on temporary differences between the financial statement and income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

           3. PROPERTY and EQUIPMENT

           Property and equipment at December31, 1998 (audited) consisted of the following;

  Office Equipment                $53,406
  Furniture & Fixtures              6,782
  Automobiles                      29,465
     Total                         89,656
  Less, Accumulated Depreciation   (6,404)
  Total Property and Equipment    $83,252

                         BALTIA AIR LINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENT

           3. PROPERTY and EQUIPMENT (Continued)

           The useful lives of property and equipment for purposes of computing depreciation are;

Office equipment   5-7 years
Automobiles        5 Years

           5. RELATED PARTY TRANSACTIONS


          On June 30, 1997 Steffanie Lewis was issued 125,000 restricted common shares, as negotiated with the management of the Company, in exchange for the total due to her, in the amount of $ 1,624,432.

          On June 23, 1997 Igor Dmitrowsky, President of the Company and a shareholder, relinquished the amount due to him totaling $22,142.
Accordingly, the Company has recorded Contributed Capital in the amount of $22,142.

          On March 30, 1998, Various shareholders including Igor Dmitrowsky, President of the Company relinquished the amounts due them totaling $160,983. Accordingly, the Company recorded Contributed Capital in the amount of $160,983.

          On September 1998, Igor Dmitrowsky, President of the Company and a shareholder, relinquished the amount due to him totaling $45,711.
Accordingly, the Company has recorded Contributed Capital in the amount of $45,711.

          On September 1998, Leonard Becker, a shareholder, relinquished the amount due to him totaling $57,000. Accordingly, the Company has recorded Contributed Capital in the amount of S57,000.

          6. INCOME TAXES

          At December 3l, 1998 the Company has a net operating loss carry forward of $6,423,244, which is available to offset future taxable income. The Company is still liable for certain minimum state and city taxes.

          As of December 31,1998, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

                               BALTIA AIR LINES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENT

          7. STOCKHOLDERS' DEFICIT

         (A) Stock Options

         In 1992, the Company granted options to purchase 43,583 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of December 3l, 1998, no options have been exercised.

         (B) Retirement or Stock

          On November 4, 1992, the Company issued 10,416 restricted shares of stock for $500,000 to a private investor. On November 24, 1992, these shares were repurchased for the same amount from the investor and subsequently retired.

         (C) Acquisition of Common Treasury Stock

          On September 28, 1998 the Company purchased from Igor Dmitrowsky, president of the Company, 833,333 common shares for $100 and has granted him an option to repurchase 1,000,000 common shares from the Company at $100 upon the completion or the Company's inaugural flight or upon the exercise of any warrants, whichever occurs first.

         (D) Reverse Stock Split

          On August24, 1995, the Board of Directors authorized and the majority of the current shareholders ratified a ten for one reverse stock split of the Company's $.0001 par value common stock.

          On December 31, 1997, the Board of Directors authorized and the majority of the current shareholders ratified a two for one reverse stock split of the Company's $.000l par value common stock.

          On September 29, 1998, the Board of Directors authorized and the majority of the current shareholders ratified a one and two tenths (1.2) for one reverse stock split of the Company's $.0001 par value common stock.

          All references in the accompanying financial statements to the number of common shares, warrants and per share amounts have been restated to reflect the reverse stock splits.

          (E) Preferred Shares

          On December 7, 1998, the Company amended its Articles of Incorporation thereby, increasing the authorized aggregate number of preferred stock shares from 15,000 preferred stock shares at no par value to 500,000 preferred stock shares at $.01 par value.

         (F) Contributed Capital

          The Company has recorded service contributions from certain key officers who have worked for and on behalf of the Company. The service contribution amounts have been calculated based on an a normal rate of compensation, on either a full or part time basis, as based on the number of hours worked by each individual.

                         BALTIA AIR LINES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENT

             7. STOCKHOLDERS DEFICIT - (CONTINUED)

          The Company maintains no obligation, present or future, to pay or repay for any and all service contributions received. Accordingly, the Company has not recorded a liability for, accrued for, and/or accounted for any monetary reserves in connection with the service contributions.

          On June 23, 1997, certain of the Company's management relinquished the amount due them for back-pay totaling $270,928
Accordingly, the Company has recorded Contributed Capital in the amount of $270,928.





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

                               Common Shares
                            Beneficially Owned    Percent of Total

 Directors and Officers

 Igor Dmitrowsky . . . . . .          1,517,100           62.1%
 63-26 Saunders St., Suite 7I
 Rego Park, NY 11374

 Walter Kaplinsky  . . . . .             73,250            3.0%
 2000 Quentin Rd.
 Brooklyn, NY 11229

 Brian Glynn . . . . . . . .             50,000            2.0%
 148 Claremont Rd.
 Bernardsville, NJ 07924

 Andris Rukmanis . . . . . .             25,500            1.0%

 Kundzinsala, 8 Linija 9.
 Riga, Latvia LV-1005

 Anita Schiff-Spielman . . .              2,250            0.1%

 1149 Kensington Rd.
 Teaneck, NJ 07666

 Counsel

 Steffanie J. Lewis . . . . .           190,000            7.8%
 3511 North 13th St.
 Arlington, VA 22201

 All directors, officers
and counsel (Six people)              1,858,100           76.0%




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