Form 10QSB
period 1999-03-31
BALTIA AIR LINES INC
filed 2001-12-13
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No "x" Yes "x" Required report filed herewith.


       Class                                     Number of Shares

     Common Stock Par Value $.0001 Per Share          2,0522,200
     Preferred Stock No Par                              275,250

Transitional Small Business Disclosure Format (Check one): No "x"

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statement.


              BALTIA AIR LINES, INC.
              BALANCE SHEET
              As At MARCH 31, 1999

ASSETS

Current Assets
  Cash                                      $ 3,876
Total Current Assets                        $ 3,876

Fixed Assets
 Property, Plant and Equipment
    Property, Plant and Equipment            89,656
    Less: Accumulated Depreciation            9,606
 Net Property, Plant and Equipment           80,050

Other Assets
  Premedia Costs                            438,082
Total Other Assets                          438,082

     TOTAL ASSETS                      $    522,008

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
   Accounts Payable                    $     59,568
Total Current Liabilities                    59,568

Other Liabilities
   Officers Loan                            122,000
Total Other Liabilities                     122,000

Stockholders Equity
   Common Stock -                               204
   Preferred Stock -                          2,753
   Paid-in-Capital                        7,886,140
   Prepaid Media Costs                            -
   Retained Earnings                     (7,548,657)
   Less: Treasury Stock                           -
Total Stockholders Equity                   340,440

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $ 522,008


BALTIA AIR LINES INC.
STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
THREE MONTHS ENDED MARCH 31, 1999

                                   Preferred Stock         Common Stock      Additional
                                                                              Paid In
                                  Shares    Par Value   Shares    Par Value   Capital
Balance At Dec 31, 1998             80,000    $  800     2,035,416   $ 204   $ 7,870,179
1999 Issuance of Preferred Stock   195,250     1,953             -       -
1999 Issuance of Common Stock            -         -             0       0        15,961

Balance March 31, 1999             275,250    $2,753     2,522,200     204   $ 7,886,140


                           STATEMENT OF OPERATIONS

                            Three Months Ended         August 24, 1989
                                 March 31,             (Inception) to
                              1999      1998           March 31, 1999
                               (Unaudited)              (Unaudited)
Revenues                   $       0  $       0        $          0

Expenses
  Depreciation                 3,202          0               9,606
  Interest Expense                 0     52,466           1,242,363
  General and
   Administrative             41,240    101,832           2,268,123
  Professional fees                0     44,000           2,005,608
  Service contributions            0          0           1,352,516
  Training Expense                 0          0             225,637
  FAA Certification                0          0             206,633
  Media Costs                 33,008          0              33,008
  Abandoned fixed assets           0          0             205,162

    Total expenses            77,450    198,298           7,548,656

Net loss                   $( 77,450) $(198,298)        $(7,548,656)


                           STATEMENT OF CASH FLOWS

Cash flows from Operations          Three Months Ended          Aug 24 1989 (Inception)
                                       March 31,                   to Mar 31, 1999
                                    (Unaudited)                     (Unaudited)
                                         1999          1998


Net Income                                 (77,450)     (198,298)   (7,548,656)

Adjustments to reconcile net loss
   to net cash provided by
   operations:
  Depreciation                               3,202            516       229,016
  Interest paid by Stock                         0              0        63,500
  Change in Property, Plant and                  0        (36,027)     (309,066)
 Equipment
  Change in Premedia costs                  58,008              0       (41,992)
  Change in Accounts Payable                     0         25,966     1,864,012
  Change in Loans                                0        231,411      (246,890)
  Service Contributions                          0              0     1,352,516
  Total Adjustments                         61,210        221,866     2,911,096

Net Cash Provided by Operations            (16,240)        23,568    (4,637,560)

Cash flows from Financing
Activities:

  Shareholder Loans                              0              0     1,351,573
  Paid In Capital                           15,961              0     2,653,896
  Issuance of Common Stock                       0              0     1,133,214
  Issuance of Preferred Stock                    0              0           800
  Issuance of Treasury Stock                 1,953              0      (498,047)

Net Increase/Decrease)Cash                   1,674         23,568         3,876
Equivalents
Cash/Cash Equivalents - Beginning            2,202          3,135             0
CASH AND CASH EQUIVALENTS - ENDING           3,876         26,703         3,876



NOTES TO FINANCIAL STATEMENTS

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

          (E) Income Taxes

          Deferred income taxes arise from temporary differences between the recording of assets and or liabilities reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. To the extent that the total of deferred tax assets are not realized, a reserve is established.

           3. PROPERTY and EQUIPMENT

           Property and equipment at March 31, 1999 (unaudited) consisted of the following;

  Office Equipment                $53,406
  Furniture & Fixtures              6,782
  Automobiles                      29,465
     Total                         89,656
  Less, Accumulated Depreciation   (9,606)
  Total Property and Equipment    $80,050

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

          6. INCOME TAXES

          At March 3l, 1999 the Company has a net operating loss carry forward of $7,458,657, which is available to offset future taxable income. The carry forwards start to expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

          As of March 31,1999, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

          7. STOCKHOLDERS' DEFICIT

         (A) Stock Options

         In 1992, the Company granted options to purchase 43,583 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of March 3l, 1999, no options have been exercised.

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


Item 2.   Management's Discussion and Plan of Operation.

     The Company will proceed with obtaining alternate funds by which to effect its plan to initiate nonstop direct flights between New York and St. Petersburg, Russia, using Boeing 474 aircraft to carry three-class passengers, cargo and mail as has been fully described in Registration Statement 333-37409 which is incorporated by reference. If funding is obtained within the next twelve months, the Company will resume its plan. Concurrently, the Company will seek resolution through the courts and/or agencies to prevent any clearing agency from selectively and arbitrarily refusing to permit the public access to clearance in purchasing the Company's securities.

     The Company expects to maintain over the next twelve month. In the absence of outside investments, management is forgoing compensation and expects to contribute administrative costs incurred in developing another approach to alternate funding and in supporting the suit against CIBC.

     The Company plans no product research and development at this time or any purchase or sale of equipment. There is no significant change in the personnel disclosed in Registration Statement 333-37409.

     The Company was incorporated in August 1989 with the intent to become a US flag air carrier to Russia and present former Soviet Union countries. On the first day of this quarter the Company had completed US Department of Transportation and FAA prerequisites for preparing commencement of its New York-St. Petersburg, Russia non-stop flights. All regulatory requirements of its offering were met and the underwriter had indications of the full amount of the offering. The change in aggregate financials for this quarter reflect the relatively small administrative costs added to the pre-launching costs disclosed in the registration Statement 333-47309 hereby incorporated.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     By January 1, 1999, the Company's firm commitment public offering of 100,000 common shares and 100,000 purchase warrants was listed on The Nasdaq SmallCap Market, the Boston Stock Exchange, and Standard & Poor's. It was approved for sale in 21 states, the down payment had been made on one Boeing 747 aircraft, all contracts required by the FAA had been signed, and principal employees were working at the Company's operations base at the JFK International Airport with expectations of commencing flight operations approximately 90 days after the offering closed. The underwriter advised that the offering was fully placed including the over-allotment and the SEC was prepared for a February 9, 1999 effective date.

     On or about January 1, 1999, CIBC Oppenheimer Corp., a wholly-owned subsidiary of the Canadian Imperial Bank of Commerce, arbitrarily without notice or rationale refused to clear any public purchase of the Company's stock from the underwriter's inventory, but continued to clear other public purchase from the underwriter's inventory. The underwriter offer the clearing agency the full amount of the offering. There were never any allegation of error, fraud, mistake, or any wrongdoing by either the underwriter or the Company.

     The clearing agency directly violated Section17A(b)(6) of the Securities Exchange Act of 1934, as amended, when it denied clearing access to the Company who had been offered clearing services by a broker/dealer participant in the Oppenheimer's clearing agency. The clearing agency justified its conduct on an interpretation of its contract with the Company's underwriter participant. The contract language had been concealed from the Company and the interpretation had been concealed from the underwriter participant as well.

     On February 8, 1999, Baltia sued the Canadian Imperial Bank of Commerce and its subsidiary CIBC Oppenheimer Corp. in the Supreme Court of New York, First Division, to compel access to clearance and for damages if access to clearance were not timely. Defendants answered with a summary judgment motion which the court granted with prejudice. The Company appealed.

Item 2. Changes in Securities
     (a) intentionally omitted
     (b) intentionally omitted
     (c)(d)(e) intentionally omitted
     (f) On February 12, 1999, Registration Statement 333-37409 became effective. It registered certain previously issued warrants and underlying common shares as well as warrants and shares committed to the underwriter in the firm commitment engagement. Shares were committed to the underwriter's inventory with payment due upon closing. The underwriter, Hornblower & Weeks, Inc., was a participant exclusively in the clearing agency of CIBC Oppenheimer Corp. who selectively arbitrarily and without notice refused to allow any public person access to clearance who intended to purchase the Company's stock from the underwriter's inventory. It was impossible for the underwriter to obtain alternate clearing services to timely sell Baltia securities. The Company reacquired registered securities from the underwriter's inventory. Securities in the public domain that were registered in 333-37409 remained in with the public persons.

     Registered in Statement 333-37409 were 1,000,000 shares of common stock of $.0001 par value ("Common Stock" or "Shares") and 1,000,000 Redeemable
Common Stock Purchase Warrants ("Warrants").   No issuance or distribution
of the securities registered occurred. No direct or indirect payments were made and there were no net proceeds.

Item 3. intentionally omitted

Item 4. Submission of Matters to a Vote of Security Holders

     A special board of directors meeting was held on March 3, 1999.
Present were Igor Dmitrowsky, Walter Kaplinsky and Andris Rukmanis (via telephone), constituting a quorum and representing 60% of the outstanding voting shares. This emergency meeting was called to address the circumstances resulting from CIBC Oppenheimer Corp's refusing access to clearance of any Baltia securities and the court's refusing to compel access. Those present unanimously resolved that Igor Dmitrowsky and the Company's Legal Counsel were to prosecute legal action , as they deemed appropriate, against the Canadian Imperial Bank of Commerce and its wholly-owned subsidiary CIBC Oppenheimer Corp for the derailment of Baltia's Public Offering and the resulting destruction.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Baltia Air Lines, Inc., Registrant


Date: 12-12-2001        ______IGOR DMITROWSKY (signed)___________
                           By: Igor Dmitrowsky, President


Date: 12-12-2001        ______WALTER KAPLINSKY (signed)__________
                           By: Walter Kaplinsky, Secretary