Form 10QSB
period 1999-06-30
BALTIA AIR LINES INC
filed 2001-12-13
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Item 1.  Financial Statement.


              BALTIA AIR LINES, INC.
              BALANCE SHEET
              As At June 30, 1999


ASSETS

Current Assets
  Cash                                      $ 3,598
Total Current Assets                        $ 3,598

Fixed Assets
 Property, Plant and Equipment
    Property, Plant and Equipment            89,656
    Less: Accumulated Depreciation           12,808
 Net Property, Plant and Equipment           76,848

Other Assets
  Premedia Costs                            380,074
Total Other Assets                          380,074

     TOTAL ASSETS                      $    460,520

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
   Accounts Payable                    $     59,568
Total Current Liabilities                    59,568

Other Liabilities
   Officers Loan                            122,000
Total Other Liabilities                     122,000

Stockholders Equity
   Common Stock -                               204
   Preferred Stock -                          2,753
   Paid-in-Capital                        7,902,101
   Prepaid Media Costs                            -
   Retained Earnings                     (7,626,106)
   Less: Treasury Stock                           -
Total Stockholders Equity                   278,952

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $ 460,520


BALTIA AIR LINES INC.
STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
SIX MONTHS ENDED JUNE 30, 1999

                                   Preferred Stock         Common Stock      Additional
                                                                              Paid In
                                  Shares    Par Value   Shares   Par Value    Capital
Balance At Dec 31, 1998             80,000    $  800     2,035,416  $ 204    $ 7,870,179
1999 Issuance of Preferred Stock   195,250     1,953             -      -
1999 Issuance of Common Stock            -         -             0      0         31,922

Balance June 30, 1999              275,250    $2,753     2,035,416    204    $ 7,902,101



                       STATEMENT OF OPERATIONS

                                  Six Months Ended            August 24, 1989
                                       June 30,              (Inception) to
                                    1999          1998        June 30, 1999
                                      (Unaudited)              (Unaudited)


Revenues                                    0             0                  0

Expenses
  Depreciation                          6,404             0             12,808
  Interest Expense                          0       408,698          1,242,363
  General and
   Administrative                      82,480       179,313          2,309,363
  Professional fees                         0        54,000          2,005,608
  Service contributions                     0             0          1,352,516
  Training Expense                          0             0            225,637
  FAA Certification                         0       178,456            206,633
  Media Costs                          66,015             0             66,015
  Abandoned fixed assets                    0             0            205,162
   Total expenses                     154,899       820,467          7,626,105

Net loss                             (154,899)     (820,467)        (7,626,105)



                       STATEMENT OF CASH FLOWS
Cash flows from Operations                 Six months Ended             Aug 24, 1989
                                                June 30,                (inception)
                                               (Unaudited)             to Jun 30, 1999
                                            1999           1998         (Unaudited)

Net Income                                     (154,899)      (829,467)     (7,626,105)

Adjustments to reconcile net loss to
net cash provided by  operations:
Depreciation                                      6,404          3,177         232,218
Change in Property, Plant and Equipment               0        (84,968)       (309,066)
Interest paid by stock                                0              0          63,500
Change in Premedia costs                        116,016              0          16,016
Change in Accounts Payable                            0        332,198       1,864,012
Change in Officers Loan                               0        779,066       (246,890)
Service Contributions                                 0              0       1,352,516
Total Adjustments                               122,420      1,029,473       2,972,306

Net Cash Provided by Operations                 (32,479)       200,006      (4,653,799)

Cash flows from Financing Activities:
Shareholder Loans                                     0              0       1,351,573
Paid In Capital                                  31,922              0       2,669,857
Issuance of Common Stock                              0              0       1,133,214
Issuance of Preferred Stock                           0              0             800
Issuance of Treasury Stock                        1,953              0        (498,047)

Net Increase(Decrease) in Cash Equivs             1,396        200,006           3,598

Cash and Cash Equivalents - Beginning             2,202          3,135               0

CASH AND CASH EQUIVALENTS - ENDING                3,598        203,141           3,598

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

           3. PROPERTY and EQUIPMENT

           Property and equipment at June 30, 1999 (Unaudited) consisted of the following;

  Office Equipment                $53,406
  Furniture & Fixtures              6,782
  Automobiles                      29,465
     Total                         89,656
  Less, Accumulated Depreciation  (12,808)
  Total Property and Equipment    $76,848

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

          6. INCOME TAXES

          At June 30, 1999 the Company has a net operating loss carry forward of $7,626,106, which is available to offset future taxable income. The carry forwards start to expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

          As of June 30,1999, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

          7. STOCKHOLDERS' DEFICIT

         (A) Stock Options

         In 1992, the Company granted options to purchase 43,583 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of June 30, 1999, no options have been exercised.

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

Item 2.   Management's Discussion and Plan of Operation.

     There is no significant change in Company's twelve month plan from that which was filed in the first quarter of this year.

     There is no significant financial change, no product research/development on-going and no principal persons have changed.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

     As reported in the first quarter, the Company's suit against the Canadian Imperial Bank of Commerce and its wholly-owned subsidiary CIBC Oppenheimer Corp. for prohibiting clearing access to all public persons attempting to purchase the Company's registered stock from the underwriter's inventory. The Company is awaiting a decision from the Supreme Court of New York, First Department, Appellate Division. No wrongdoing, error or failure to complete any prerequisite has every been alleged on the part of the Company or its underwriter, Hornblower & Weeks.

Item 2. Changes in Securities
     (a) intentionally omitted
     (b) intentionally omitted
     (c)(d)(e) intentionally omitted
     (f) On February 12, 1999, Registration Statement 333-37409 became effective. No funds were distributed and no direct or indirect payments were made this quarter.

Item 3. intentionally omitted

Item 4. intentionally omitted

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       Baltia Air Lines, Inc., Registrant



Date: 12-13-2001        ______IGOR DMITROWSKY (signed)___________
                           By: Igor Dmitrowsky, President


Date: 12-13-2001        ______WALTER KAPLINSKY (signed)__________
                           By: Walter Kaplinsky, Secretary