Form 10QSB
period 1999-09-30
BALTIA AIR LINES INC
filed 2001-12-14
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                             FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


       Class                                     Number of Shares

     Common Stock Par Value $.0001 Per Share           3,947,083
     Preferred Stock No Par                              275,250

Transitional Small Business Disclosure Format (Check one): No "x"


PART ONE - FINANCIAL INFORMATION

Item 1.  Financial Statement.


              BALTIA AIR LINES, INC.
              BALANCE SHEET
              As At September 30, 1999


ASSETS

Current Assets
  Cash                                      $ 3,318
Total Current Assets                        $ 3,318

Fixed Assets
 Property, Plant and Equipment
    Property, Plant and Equipment            89,656
    Less: Accumulated Depreciation           16,010
 Net Property, Plant and Equipment           73,646

Other Assets
  Premedia Costs                            322,066
Total Other Assets                          322,066

     TOTAL ASSETS                      $    399,030

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
   Accounts Payable                    $     59,568
Total Current Liabilities                    59,568

Other Liabilities
   Officers Loan                            122,000
Total Other Liabilities                     122,000

Stockholders Equity
   Common Stock -                               395
   Preferred Stock -                          2,753
   Paid-in-Capital                        7,917,870
   Prepaid Media Costs                            -
   Retained Earnings                     (7,703,555)
   Less: Treasury Stock                           -
Total Stockholders Equity                   217,462

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $ 399,030


BALTIA AIR LINES INC.
STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1999

                                   Preferred Stock         Common Stock       Additional
                                                                              Paid In
                                   Shares    Par Value   Shares   Par Value    Capital

Balance At Dec 31, 1998             80,000    $  800     2,035,416  $ 204    $ 7,870,179
1999 Issuance of Preferred Stock   195,250     1,953             -      -
1999 Issuance of Common Stock            -         -     1,911,667    191         47,691

Balance September 30, 1999         275,250    $2,753     3,947,083    395    $ 7,917,870


                       STATEMENT OF OPERATIONS

                                  Nine Months Ended         August 24, 1989
                                    September 30,           (Inception) to
                                  1999         1998      September 30, 1999
                                     (Unaudited)           (Unaudited)
Revenues                                    0             0                  0

Expenses
  Depreciation                          9,606             0             16,010
 Interest Expense                           0             0          1,242,363
 General and
   Administrative                     123,720       198,770          2,350,603
 Professional fees                          0        61,044          2,005,608
 Service contributions                      0             0          1,352,516
 Training Expense                           0             0            225,637
 FAA Certification                          0       201,003            206,633
 Media Costs                           99,023             0             99,023
 Abandoned fixed assets                     0             0            205,162
   Total expenses                     232,349       460,817          7,703,555

Net loss                             (232,349)     (460,817)        (7,703,555)

                       STATEMENT OF CASH FLOWS

Cash flows from Operations
                                             Nine months Ended          Aug 24, 1989
                                               September 30,            (inception)to
                                           1999           1998          Sept 30, 1999
                                                (Unaudited)              (Unaudited)


Net Income                                     (232,349)      (460,817)     (7,703,555)

Adjustments to reconcile net loss to
net cash provided by  operations:
Depreciation                                      9,606         19,853         235,420
Change in Property, Plant and Equipment               0              0        (309,066)
Interest paid by stock                                0              0          63,500
Change in Premedia costs                        174,024              0          74,024
Change in Accounts Payable                            0         33,161       1,864,012
Change in Officers Loan                               0        (20,934)       (246,890)
Service Contributions                                 0              0       1,352,516
Total Adjustments                               183,630         32,080       3,033,516

Net Cash Provided by Operations                 (48,719)      (428,737)     (4,670,039)

Cash flows from Financing Activities:

Shareholder Loans                                     0              0       1,351,573
Paid In Capital                                  47,691            671       2,685,626
Issuance of Common Stock                            191           (100)      1,133,405
Issuance of Preferred Stock                       1,953        825,000           2,753
Issuance of Treasury Stock                            0              0        (500,000)

Net Increase(Decrease) in Cash Equivs             1,116        396,834           3,318

Cash and Cash Equivalents - Beginning             2,202          3,135               0

CASH AND CASH EQUIVALENTS - ENDING                3,318        399,969           3,318

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

           3. PROPERTY and EQUIPMENT

           Property and equipment at September 30, 1999 (Unaudited) consisted of the following;

  Office Equipment                $53,406
  Furniture & Fixtures              6,782
  Automobiles                      29,465
     Total                         89,656
  Less, Accumulated Depreciation  (16,010)
  Total Property and Equipment    $73,646

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

          6. INCOME TAXES

          At September 30, 1999 the Company has a net operating loss carry forward of $7,703,556, which is available to offset future taxable income. The carry forwards start to expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

          As of September 30,1999, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

          7. STOCKHOLDERS' DEFICIT

         (A) Stock Options

         In 1992, the Company granted options to purchase 43,583 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of September 30, 1999, no options have been exercised.

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

Item 2.   Management's Discussion and Plan of Operation.

        Over the next twelve months the Company will continue its plan as outlined in the first quarter of this year. The Company's management continues to worked without compensation and makes necessary contributions to sustain the Company's administrative costs and to prosecute the case against CIBC. The Company has not yet adopted a plan for financing.
     The Company has finished its market research and planing with respect to its New York- St Petersburg, Russia service, as disclosed in the Registration Statement 333-37409. No additional research or market planning is currently being undertaken.
     The Company has no current plan to purchase an aircraft or other equipment. Personnel disclosed in the Registration Statement 333-37409 remain with the Company.
     For the past two years, the Company prepared its public offering in order to have the regulatory cash to commence operations. Concurrently, the Company was preparing to commence flight operations. In February 1999 CIBC Oppenheimer Corp's clearing agency selectively and arbitrarily refused clearance to any person who intended to purchase the Company's registered securities from the underwriter's inventory. Throughout this period the company was supported by contributions from its management when outside financing was not available.
     Prior to February 1999, the Company had completed all U.S. Department of Transportation and FAA prerequisites for preparing to commence its planned New York - St. Petersburg non-stop flights. The Company had completed all regulatory requirements of it public offering, the underwriter had indications of the full amount of the offering and had offered that full amount to CIBC Oppenheimer Corp's clearing agency in advance, but the tender was rejected. During this quarter, the Company has begun to discover the Canadian Imperial Bank of Commerce's interests in foreign airlines with whom the Company would have been competing but for the action of CIBC Oppenheimer Corp.


PART II -OTHER INFORMATION

Item 1.     Legal Proceedings.

     There has been no change in the Company's suit against the Canadian Imperial Bank of Commerce and its wholly-owned subsidiary which case was reported in detail in the first quarterly report of this year.

Item 2.     Changes in Securities.
     Recently issued stock and to whom it was issued is listed in item #4 below. All were issued under exemption 4(2).

Item 3.     Intentionally omitted.

Item 4.     Submission of Matters to a Vote of Security Holders.

     The Annual Shareholders' Meeting was held on August 24, 1999 at 63-25 Saunders St., #7I, Rego Park NY 11374 at 9:00 AM. Notices were mailed via first class mail to all shareholders on August 12, 1999. With an absolute majority of shares being present, the Shareholders unanimously reelected the following Directors to the
Board:
     Igor Dmitrowsky     - to serve as Chairman
     Walter Kaplinshy    - to serve as Secretary
     Andris Rukmanis
     Anita Schiff-Spielman.

     The Shareholders authorized the issuance of shares at par value for services rendered to the Company as follows:
     Igor Dmitrowsky          670,000
     Aina Dmitrowsky           60,000
     Steffanie Lewis          400,000
     Walter Kaplinsky         260,000
     Faina Kaplinsky           20,000
     Victoria Charlton         60,000
     Samuel Yellis             50,000
     Andris Rukmanis           60,000
     Brian Glynn               50,000
     Ginta Dmitrowsky          50,000
     Robert Volpe              10,000
     Larry Hecker              10,000
     Joe Pampalone             10,000
     John Chanda               10,000
     Eugene Dolgonas           10,000
     Thomas McDermott          10,000
     Steven Orlikoff            5,000

     The Shareholders authorized the issuance of stock options, for the purchase of an equal number of common shares at par value, to:
Igor Dmitrowsky - 800,000; Steffanie Lewis - 300,000; Walter
Kaplinsky - 200,000; Richard Charbit - 350,000. Said options are exercisable anytime after January 1, 2000.

     The Shareholders authorized Igor Dmitrowsky to execute documents and make any arrangements he deems appropriate for financing and to execute documents and make any arrangements he deems appropriate to purchase or lease aircraft. Igor Dmitrowsky and the Company's Legal Counsel were directed and authorized to prosecute legal action, as they deem appropriate, against CIBC Oppenheimer Corp and its parent the Canadian Imperial Bank of Commerce, for the derailment of the Company's Public Offering and the resulting destruction.

     The Annual Board of Directors Meeting was held on August 24, 1999, immediately following the Annual Shareholders Meeting of the same date.
The Directors elected Igor Dmitrowsky - Chairman, President and CEO; Walter Kaplinsky - Corporate Secretary; and Andris Rukmanis - Vice President Europe. The Board resolved that the corporation shall implement actions passed at the Annual Shareholders Meeting.


Item 5.     Intentionally omitted.

Item 6.     Intentionally omitted.


                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Baltia Air Lines, Inc., Registrant


Date: 12-13-2001        _______IGOR DMITROWSKY (signed)__________
                           By: Igor Dmitrowsky, President


Date: 12-13-2001               WALTER KAPLINKSY (signed)
                           By: Walter Kaplinsky, Secretary

[BLTQ99-3.wpd 011213]