Form 10KSB
period 1999-12-31
BALTIA AIR LINES INC
filed 2001-12-17
CIK 869187

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB



                   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

Securities Registered: 12 G #O-28502,
                       SB-2 Registration Statement No.333-20006-NY,


                        DESCRIPTION OF SECURITIES

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, $.0001 par value per share, and 500,000 shares of Preferred Stock, $.01 par value. As of December 31, 1999, a total of 3,982,552 shares of Common Stock are issued and outstanding and held by over 100 shareholders. At total of 275,250 shares of Preferred Stock are issued and outstanding. No stock was issued under 333-21006-NY and all securities registered therein are carried forward into Registration 333-37409, a firm commitment offering. Registration 333-37409 was effective 2/12/99 and, thereafter, stock reverted back to the Company when all public purchases from the underwriter's inventory were denied clearance by the clearing agency arbitrarily and without notice or rationale.
The Company brought suit.

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

Warrants

The Company registered Redeemable Purchase Warrants, effective
February 12, 1999.  None have been issued.

Purchase and Sale of Warrants

No assurance can be given that a trading market for the Warrants will develop, or if one does develop, whether it will sustain or at what price the Warrants will trade.

Representative's Warrants

No Representative's Warrants were issued.

Preferred Stock

The Company has authorized 500,000 Preferred Shares which may be issued from time to time, as authorized by the board of directors. Preferred shares have $.01 par value and no voting rights. As of the present date 275,250 shares of Preferred Stock are outstanding.


                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999:

     Class                                           Number of
Shares
Common Stock Par Value $.0001 Per Share                     3,985,552
Preferred Stock Par Value $.10 Per Share                      275,250

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

                                       PART I

Item 1. Description of Business.

     The Company was organized in the State of New York, August 24, 1989 to provide air transportation to Russia and, then, Soviet Union countries. For two of the past three years, the Company was preparing authorities, licenses, personnel, equipment, and financing to commence flight operations. At the beginning of this year the Company had all variable in place and needed only working capital to meet the U.S. Department of Transportation's regulatory requirement, i.e. cash equal to an average 1/4 of total annual expenses assuming zero revenue on the proposed Boeing 747 nonstop flights between New York and St. Petersburg, Russia. This amount was to be obtained from the Company's Initial Public Offering. The underwriter had indications for the full offering and offered the full amount of the offering to his exclusive clearing agency. The tender was refused. The clearing agency, a division of CIBC Oppenheimer Corp., selectively and without rationale or notice arbitrarily refused access to clear the Company's registered stock. Without the required working capital, the Company was unable to commence revenue flights. The Company was unable to meet its monthly airplane payments, and moved its offices from its airport operations base. The US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand.

Twelve Month Plan

     The Company will proceed with obtaining alternate funds by which to effect its plan to initiate nonstop direct flights between new York and St. Petersburg, Russia, using Boeing 747 aircraft to carry three-class passengers, cargo and mail as has been fully described in Registration Statement 333-037409. If funding is obtained within the next twelve months, the Company will resume its flight operations plan. Concurrently, the company will seek resolution through the courts and/or agencies to prevent any clearing agency from selectively and arbitrarily refusing the Company access to clear trade of its registered securities.

The Company expects to maintain over the next twelve months. In the absence of outside investors, management is foregoing compensation and expects to contribute administrative costs incurred in developing another approach to alternate funding and in supporting the suit against CIBC.

The Company plans no product research or development at this time and no equip purchases or sales. There is no significant change, and none expected, in the personnel disclosed in Registration
Statement 333-37409.

The change in aggregate financial data during this year reflects the relatively small administrative costs that were incurred and added to the pre-launching costs disclosed in the Registration Statement 333-37409.

Item 2.  Description of Property.

     During this year the Company terminated its contract for the lease-purchase of one Boeing 747 aircraft, obtained for the purpose of its initial revenue operations, due to the actions of CIBC Oppenheimer as described above. Without revenue flights, the Company could not maintain payments for the Boeing 747 aircraft. The Company maintains administrative equipment, desks, files, phones, fax, copier, computers, and printers.

Item 3.  Legal Proceedings.

     During this year, the Company brought suit against CIBC Oppenheimer Corp and its parent, the Canadian Imperial Bank of Commerce for damages caused when they caused their clearing agency to arbitrarily deny the Company access to clearance services in connection with the Company's Initial Public Offering. Defendants CIBC responded to the Company's complaint with a motion for summary judgment. The New York Supreme Court, First Department granted the motion and dismissed the suit with prejudice. The Company appealed and is awaiting a decision.

Item 4.  Submission of Matters to a Vote of security Holders.

     The Annual Shareholders Meeting and Meeting of the Board of Directors were held on August 24, 1999. Reports of these meeting are detailed on the Company's Form 10-QSB for the quarter ending September 30, 1999. At that meeting the Shareholders had authorized issuance of of 40,000 shares of common stock to E.S.P. Das at par value under exemption 4(6) which were subsequently issued on December 4, 1999. The Shareholders also authorized the replacement of certificates 211, 222, 236 to Walter Comer, Jr. Trust.


PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

     All stock authorized by the Shareholders at their August 24, 1999 Annual Meeting have been issued. The Company's 10-QSB report for September 1999 lists all persons receiving stock in the third quarter. The persons named in item 4 above received common stock during the 4th quarter of 1999.

Item 6. Management's Discussion and Analysis or Plan of Operation. Please see Item 1. above.

Item 7.  Financial statements.

                            WANT & ENDER
                            C.P.A. P.C.
                            Certified Public Accountants

MARTIN ENDER CPA
STANLEY Z. WANT CPA CFP
                         Independent Auditor's Report

To the Shareholders' and Board of Directors of:

Baltia Air Lines, Inc
63 25 Saunders Street, #7I
Rego Park, NY 11374

  We have audited the accompanying balance sheets of Baltia Air Lines, Inc. as at December 31, 1999 and 1998 and the related statements of operations, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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


Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY

November 13, 2001

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: WECPAPC@SPRYNET.COM

              BALTIA AIR LINES, INC.
                 BALANCE SHEETS
            DECEMBER 31, 1999 and 1998
                   (Audited)

                                        1999          1998
Current Assets
 Cash                                 $ 2,935      $ 2,202
Total Current Assets                  $ 2,935      $ 2,202

Fixed Assets
 Property, Plant and Equipment
    Property, Plant and Equipment      89,656       89,656
    Less: Accumulated Depreciation    (19,212)      (6,404)
 Net Property, Plant and Equipment     70,444       83,252

Other Assets
  Premedia Costs                     264,060       496,090
Total Other Assets                   264,060       496,090

TOTAL ASSETS                       $ 337,439     $ 581,544

The accompanying notes are an integral part of the financial statements.

                        BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                      DECEMBER 31, 1999 and 1998
                              (Audited)

                                             1999          1998
Current Liabilities
   Accounts Payable                    $     59,568  $     571,154
Total Current Liabilities                    59,568  $     571,154

Other Liabilities
   Officers Loan                            122,000        368,890
Total Other Liabilities                     122,000        368,890

Stockholders Equity
   Common Stock -                               399            204
   (100,000,000 shares authorized,
    3,982,552 issued)
   Preferred Stock -                          2,753            800
   (2,000,000 shares authorized,
    275,250 shares issued)
   Paid-in-Capital                        7,933,825      7,870,179
   Prepaid Media Costs                            0              0
   Retained Earnings                     (7,481,005)    (7,471,207
   Less: Treasury Stock                        (100)             0
Total Stockholders Equity                   155,871       (399,976)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $ 337,439   $    581,644


The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 1999
                                 (Audited)

                                   Preferred Stock       Common Stock
                                                                            Additional Paid-
                                  Shares   Par Value   Shares     Par Value      In Capital

Balance as at December 31, 1998      80,000   $   800  2,035,416   $ 204        $ 7,870,179
1999 Issuance of Preferred Stock    195,250     1,953          -       -                  -
1999 Issuance of Common Stock             -         -  1,947.136     195             63,646

Balance as at December 31, 1999     275,250     2,753  3,982,552     399          7,933,825


The accompanying notes are an integral part of the financial statements.

                      BALTIA AIR LINES, INC.
                 STATEMENTS OF INCOME AND EXPENSES
                 YEARS ENDED DECEMBER 31, 1999 and 1998
                             (Audited)
                                             1999           1998
Expenses
  Depreciation                           $    12,808    $        6,404
  Interest Expense                                 0           850,000
  General and Adm Expenses                   164,960                 0
  Professional Fees                                0            20,663
  FAA Cert Fee                                     0           206,633
  Media Costs                                132,030                 0
Total Expenses                               309,798         1,083,700

Net Income (Loss) Before Income Taxes       (309,798)       (1,083,700)

Income Taxes
  Federal Income Tax                                -                -
  New Jersey Franchise Tax                          -                -
Total Income Taxes

Net Income (Loss) For The Year         $    (309,798)       (1,083,700)



The accompanying notes are an integral part of the financial statements.

                           BALTIA AIR LINES, INC.
                           STATEMENT OF CASH FLOW
                         YEAR ENDED DECEMBER 31, 1999
                                 (Audited)

                                                             1999
Cash Flows from Operations
Net Income                                               $   (309,798)

Adjustments to reconcile net income to
  net cash provided by operations
  Depreciation                                                 12,808
  Change in Premedia costs                                    232,030
  Change in Accounts Payable                                        0
  Change in Officers Loan                                           0
Total Adjustments                                             244,838

Net Cash Provided by Operations                               (64,960)

Cash Flows From Financing Activities
  Paid in Capital                                              63,645
  Common Stock issued at par value                                195
  Preferred Stock issued at par value                           1,953
  Treasury Stock purchased                                       (100)

Net Increase (Decrease) in Cash Equivalents                       733
Cash and Cash Equivalents - Beginning                           2,202

CASH AND CASH EQUIVALENTS - ENDING                              2,935


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

           3. PROPERTY and EQUIPMENT

           Property and equipment at December 31, 1999 (audited) consisted of the following;

  Office Equipment                $53,406
  Furniture & Fixtures              6,782
  Automobiles                      29,465
     Total                         89,656
  Less, Accumulated Depreciation  (19,212)
  Total Property and Equipment    $70,444

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

          On September 1998, Leonard Becker, a shareholder, relinquished the amount due to him totaling $57,000. Accordingly, the Company has recorded Contributed Capital in the amount of $57,000.

          6. INCOME TAXES

          At December 3l, 1999 the Company has a net operating loss carry forward of $6,733,042, which is available to offset future taxable income. The Company is still liable for certain minimum state and city taxes.

          As of December 31, 1999, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

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


Item 8.  Changes In and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     The Company had no audit performed at the close of 1998 and were resumed in fall 2001 with new accountants. The Company has no disagreements with either the accountants or financial disclosure.

PART III

Item 9.  Directors, Executive officers, Promoters and Control
Persons:

Compliance With Section 16(a) of the Exchange Act. Compliance confirmed.

                       MANAGEMENT

Executive Officers and Directors

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:

Name                     Age  Position
Igor Dmitrowsky . . . .  44   President, CEO, Director of the Board
Walter Kaplinsky  . . .  60   Secretary and Director of the Board
Andris Rukmanis . . . .  37   V.P. Europe and Director of the Board
Anita Schiff-Spielman    44   Director of the Board
Brian Glynn . . . . . .  53   Vice President Marketing

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

Walter Kaplinsky, a US citizen, has been with the Company since 1990. In 1993, Mr. Kaplinsky became secretary and a director of the board. In 1979, together with Mr. Dmitrowsky, Mr. Kaplinsky was one of the co-founders of American Kefir Corporation, where from 1979 through 1982, Mr. Kaplinsky served as secretary and vice president. Mr. Kaplinsky is the owner of Globe Enterprises, Brooklyn, NY, a private company that exports to Russia.

Brian Glynn, a US citizen, is V.P. of Marketing and Service. He joined the Company in 1990. Mr. Glynn has a background in marketing and public relations. From 1982 through 1989, Mr. Glynn was Vice President of American Kefir Corporation and was responsible for the introduction and marketing of the company's product in the New York market.

Andris Rukmanis, a citizen of Latvia, is the Company's Vice President in Europe. Mr. Rukmanis joined the Company in 1989.
In Latvia, Mr. Rukmanis has worked as an attorney specializing in business law. From 1988 through 1989, he was Senior Legal Counsel for the Town of Adazhi in Riga County, Latvia. From 1989 to 1990, he served as Deputy Mayor of Adazhi.

Anita Schiff-Spielman, a US citizen, serves as a director of the board. She has been associated with the Company since its inception in 1989. Ms. Schiff-Spielman has owned Schiff Dental
Labs, New York, NY, for the past fifteen years.

Audit Committees

The Audit Committee consists of Mr.  Dmitrowsky, the
Representative's
Designee and Ms. Schiff-Spielman. The functions of the Audit Committee are to review with the Company's independent public auditors the scope and adequacy of the audit to be performed by such independent public auditors; the accounting practices, procedures, and policies of the Company; and all related party transactions. The Committee was formed in 1996.

Audit Review by the Board

New Nasdaq SmallCap standards require: 1) a minimum of 2 independent directors; and, (2) an audit committee, a majority of which are independent directors. The Company has a small Board consisting of four Directors, one of whom, Anita Schiff-Spielman, is independent and a member of the audit committee. One additional independent directorship position is reserved for the Representative's designee who will take a seat on the board and on the audit committee simultaneously with the IPO closing.

Item 10.  Executive Compensation.  Management, Compensation.

Employment Agreements

The Company has no individual employment agreements.

Compensation

The board of directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of financing sufficient to commence flight operations, the rate of compensation for the Company's executive officers is:(i) President $186,000, (ii) Vice President Marketing $82,000,and
(iii) Vice President Europe $68,000. Pursuant to written agreement, the President's and Vice Presidents' salaries will be reduced to an amount equal to 50% of budgeted salary during the 90-day period commencing when said financing becomes available. Upon commencement of flight services 100% of respective budgeted salaries will be paid. To this date, the Company has paid officers no salaries. Board directors are not presently compensated and shall receive no compensation prior to commencement of revenue service.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

  Principal Stockholders.

                 PRINCIPAL STOCKHOLDERS


The following table sets forth, as of December 31, 1999, the ownership of the Company's Common Stock by (i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common
Stock. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

                               Common Shares
                            Beneficially Owned    Percent of Total

 Directors and Officers

 Igor Dmitrowsky . . . . . .          2,092,975           53.03%
 63-26 Saunders St., Suite 7I
 Rego Park, NY 11374

 Walter Kaplinsky  . . . . .            321,042            8.13%
 2000 Quentin Rd.
 Brooklyn, NY 11229

 Brian Glynn . . . . . . . .             91,666            2.32%
 148 Claremont Rd.
 Bernardsville, NJ 07924

 Andris Rukmanis . . . . . .             81,250            2.06%
 Kundzinsala, 8 Linija 9.
 Riga, Latvia LV-1005

 Anita Schiff-Spielman . . .              1,874            0.05%
 1149 Kensington Rd.
 Teaneck, NJ 07666

 Counsel

 Steffanie J. Lewis . . . . .           558,750            14.16%
 3511 North 13th St.
 Arlington, VA 22201


Item 12.  Certain Relationships and Related transactions.

Certain Transactions.

     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

With the exception of shares identified in the Company's Form 10-QSB for the third quarter and in Item 3. above, no officers or directors hold Company shares purchased since March 4, 1995, i.e. within one year of the Company's filing its initial registration of this Offering. All securities previously purchased by officers and directors were purchased for fair market value at the time they were purchased. Excepting Management Stock Options and the Company's renting office space from its president prior to moving to JFK, no transaction exists between officers and the Company or affiliates of either, and there are no incentive plans. Options to purchase an equal number of common shares at par value were authorized by the Shareholders on August 24, 1999 and subsequently issued to Igor Dmitrowsky - 800,000; Steffanie Lewis - 300,000; Walter Kaplinsky - 200,000; Richard Charbit - 350,000.

Item 13.  Intentionally omitted.

                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Baltia Air Lines, Inc., Registrant


Date: 12-14-2001        _______ IGOR DMITROWSKY _______
                        By: Igor Dmitrowsky, President

Date: 12-14-2001        _______ WALTER KAPLINSKY ______
                        By: Walter Kaplinsky, Secretary


[bltk99.wpd/2001-12-14]