Form 10QSB
period 2000-03-31
BALTIA AIR LINES INC
filed 2001-12-17
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                             FORM 10-QSB

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                  Class                     Number of Shares

Common Stock - Par Value $.0001 Per Share               3,982,552
Preferred Stock - Par Value $.01 Per Share                275,250


Transitional Small Business Disclosure Format (Check one): No "x"


PART ONE - FINANCIAL INFORMATION

Item 1.  Financial Statement.

BALTIA AIR LINES, INC.
BALANCE SHEETS
As At MARCH 31, 2000

ASSETS
Current Assets
   Cash                                             $ 3,318
Total Current Assets                                  3,318
Fixed Assets
Property, Plant and Equipment
    Property, Plant and Equipment                    89,656
    Less Accumulated Depreciation                    22,414
 Net Property, Plant and Equipment                   67,242
Other Assets
  Premedia Costs                                    237,654

Total Other Assets                                  237,654
     TOTAL ASSETS                                  $308,214

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
  Accounts Payable                                 $ 53,818
Total Current Liabilities                            53,818
Other Liabilities
  Officers Loan                                     120,750
Total Other Liabilities                             120,750
Stockholders Equity
   Common Stock                                         399
   Preferred Stock                                    2,753
   Paid-in-Capital                                7,947,057
   Retained Earnings                             (7,816,672)
   Treasury Stock                                      (100)
Total Stockholders Equity                           133,437

 TOTAL LIABILITIES AND STOCKHOLDERS EQUITY         $308,005



BALTIA AIR LINES INC.
STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
THREE MONTHS ENDED MARCH 31, 2000

                                 Preferred Stock        Common  Stock              Additional
                                 Shares    Par Value    Shares     Par Value   Paid In Capital

Balance - Dec 31, 1999           275,250     $2,753   3,982,552        399        $ 7,933,825
2000 Issue-Preferred Stock             0          0           -          -
2000 Issue-Common Stock                -          -           0          0             13,232
Balance - March 31, 2000         275,250      2,753   3,982,552        399          7,947,057

                           STATEMENT OF OPERATIONS

                                     Three months Ended       August 24, 1989
                                         March 31,            (Inception) to
                                     2000         1999        March 31, 2000
                                        (Unaudited)             (Unaudited)
Revenues                                    0             0                  0
Expenses
  Depreciation                          3,202         3,202             22,414
Interest Expense                            0             0          1,242,363
General and
   Administrative                       4,185        41,240          2,396,028
 Professional fees                      1,874             0          2,005,608
Service contributions                       0             0          1,352,516
 Training Expense                           0             0            225,637
 FAA Certification                          0             0            206,633
 Media Costs                           26,406        33,008            125,429
Abandoned fixed assets                      0             0            205,162
   Total expenses                      35,667        77,450          7,781,790
Net loss                              (35,667)      (77,450)        (7,781,790)



                           STATEMENT OF CASH FLOWS

Cash flows from Operations                Three months Ended            Aug 24, 1989
                                               March 31,               (inception)to
                                            2000           1999         Mar 31, 2000
                                              (Unaudited)               (Unaudited)
Net Income                                      (35,667)      (77,450)      (7,816,671)

Adjustments to reconcile net loss to
net cash provided by  operations:
Depreciation                                      3,202         3,202          241,824
Change in Property, Plant and Equipment               0             0         (309,066)
Interest paid by stock                                0             0           63,500
Change in Premedia costs                         26,406        58,008          158,436
Change in Accounts Payable                       (5,750)            0        1,858,262
Change in Officers Loan                          (1,250)            0         (248,140)
Service Contributions                                 0             0        1,352,516
Total Adjustments                                22,608        61,210        3,117,332
Net Cash Provided by Operations                 (13,059)      (16,240)      (4,699,339)
Cash flows from Financing Activities:
Shareholder Loans                                     0             0        1,351,573
Paid In Capital                                  13,232        15,961        2,714,812
Issuance of Common Stock                              0             0        1,133,409
Issuance of Preferred Stock                           0             0            2,753
Issuance of Treasury Stock                            0         1,953         (500,100)
Net Increase(Decrease) in Cash Equivs               173         1,674            3,108
Cash and Cash Equivalents - Beginning             2,935         2,202                0
CASH AND CASH EQUIVALENTS - ENDING                3,108         3,876            3,108


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

           3. PROPERTY and EQUIPMENT

           Property and equipment at March 31, 2000 (Unaudited) consisted of the following;

  Office Equipment                $53,406
  Furniture & Fixtures              6,782
  Automobiles                      29,465
     Total                         89,656
  Less, Accumulated Depreciation  (22,414)
  Total Property and Equipment    $67,242

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

          6. INCOME TAXES

          At March 31, 2000 the Company has a net operating loss carry forward of $7,816,672 which is available to offset future taxable income. The carry forwards start to expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

          As of March 31, 2000, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

          7. STOCKHOLDERS' DEFICIT

         (A) Stock Options

         In 1992, the Company granted options to purchase 43,583 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of March 31, 2000, no options have been exercised.

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

Item 2.   Management's Discussion and Plan of Operation.

     The Company has been working with consultants to refine tools and procedures for implementing its revenue operations plan for use when management, with the advice of consultants, determines the appropriate time. Administrative activities have been conducted to further that end and to pursue the suit identified above.

     The Company expects to maintain over the next twelve months.
In the absence of outside investors, management is foregoing compensation and expects to contribute administrative costs necessarily incurred.

     The Company plans no product research and development at this time or any purchase or sale of equipment. There is no significant change in the personnel disclosed in Registration Statement
333-37409.


PART II -OTHER INFORMATION

Item 1.     Legal Proceedings.

     On February 8, 1999 the Company brought suit in the New York Supreme Court, First Department against the Canadian Imperial Bank of Commerce and its wholly-owned subsidiary to compel access to clearance or for damages if access were not timely provided to preserve the Company's public offering. The action was dismissed on May 13, 1999 and appeal was made to the Appellate Division of that court where a decision is pending. On February 1, 2000, the Company sued on Securities violations and RICO in the US District Court for the Southern District of New York. On March 13, 2000 time for defendants' answer was extended to April 20, 2000.

Item 2.     Intentionally omitted.

Item 3.     Intentionally omitted.

Item 4.     Intentionally omitted.

Item 5.     Intentionally omitted.

Item 6.     Intentionally omitted.

                              SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BALTIA AIR LINES, INC., Registrant


Date: 12-15-2001      ____ IGOR DMITROWSKY (signed) _____
                  By: Igor Dmitrowsky, President


Date: 12-15-2001      ____ WALTER KAPLINKSY (signed)_____
                  By: Walter Kaplinsky, Secretary

[BLTQ00-1.wpd 011215]