Form 10QSB
period 2000-06-30
BALTIA AIR LINES INC
filed 2001-12-17
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statement.


                BALTIA AIR LINES, INC.
                BALANCE SHEETS
                As At JUNE 30, 2000

  ASSETS
  Current Assets
     Cash                                           $ 3,280
  Total Current Assets                                3,280
  Fixed Assets
  Property, Plant and Equipment
      Property, Plant and Equipment                  89,656
      Less Accumulated Depreciation                  25,616
   Net Property, Plant and Equipment                 64,040
  Other Assets

    Premedia Costs                                  211,248
  Total Other Assets                                211,248
       TOTAL ASSETS                           $     278,568

  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                               $ 48,068
  Total Current Liabilities                          48,068
  Other Liabilities
    Officers Loan                                   119,500
  Total Other Liabilities                           119,500
  Stockholders Equity
     Common Stock                                       399
     Preferred Stock                                  2,753
     Paid-in-Capital                              7,960,288
     Retained Earnings                           (7,852,340)
     Treasury Stock                                    (100)
  Total Stockholders Equity                         111,000
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $     278,568



  BALTIA AIR LINES INC.
  STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
  SIX MONTHS ENDED JUNE 30, 2000


                               Preferred Stock     Common Stock      Additional
                               Shares Par Value Shares  Par Value    Paid In Capital
  Balance - Dec 31, 1999      275,250   $2,753 3,982,552     399     $ 7,933,825
  2000 Issue-Preferred Stock        0        0        -        -
  2000 Issue-Common Stock           -        -        0        0          26,463
  Balance - June 30, 2000     275,250    2,753 3,982,552     399       7,960,288



                               STATEMENT OF OPERATIONS

                                    Six months Ended       August 24, 1989
                                          June 30,          (Inception) to
                                      2000         1999      June 30, 2000
                                       (Unaudited)            (Unaudited)

  Revenues                               0           0                0
  Expenses
    Depreciation                     6,404       6,404           25,616
  Interest Expense                       0           0        1,242,363
  General and
     Administrative                  8,371      82,480        2,400,214
   Professional fees                 3,748           0        2,005,608

  Service contributions                  0           0        1,352,516
   Training Expense                      0           0          225,637
   FAA Certification                     0           0          206,633
  Media Costs                       52,812      66,015          151,835
  Abandoned fixed assets                 0           0          205,162
     Total expenses                 71,335     154,899        7,815,584
  Net loss                         (71,335)   (154,899)      (7,815,584)



                               STATEMENT OF CASH FLOWS


   Cash flows from Operations          Six months Ended        Aug 24, 1989
                                            June 30             (inception) to
                                        2000        1999       June 30, 2000
                                           (Unaudited)         (Unaudited)
   Net Income                              (71,335)   (154,899)   (7,852,339)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                              6,404       6,404       245,026
   Change in Property, Plant and
   Equipment                                     0           0      (309,066)
   Interest paid by stock                        0           0        63,500
   Change in Premedia costs                 52,812     116,016       184,842
   Change in Accounts Payable              (11,500)          0     1,852,512
   Change in Officers Loan                  (2,500)          0      (249,390)
   Service Contributions                         0           0     1,352,516
   Total Adjustments                        45,216     122,420     3,139,940
   Net Cash Provided by Operations         (26,119)    (32,479)   (4,712,399)
   Cash flows from Financing
      Activities:
   Shareholder Loans                             0           0     1,351,573
   Paid In Capital                          26,464      31,922     2,728,044
   Issuance of Common Stock                      0           0     1,133,409
   Issuance of Preferred Stock                   0           0         2,753
   Issuance of Treasury Stock                    0       1,953      (500,100)
   Net Increase(Decrease) in Cash              345       1,396         3,280
   Equivs
   Cash and Cash Equivalents - Beginning     2,935       2,202             0

   CASH AND CASH EQUIVALENTS -  ENDING       3,280       3,598         3,280



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

             3. PROPERTY and EQUIPMENT

             Property and equipment at June 30, 2000 (Unaudited) consisted of the following;

    Office Equipment                $53,406
    Furniture & Fixtures              6,782
    Automobiles                      29,465
       Total                         89,656
    Less, Accumulated Depreciation  (25,616)
    Total Property and Equipment    $64,040

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

            6. INCOME TAXES

            At June 30, 2000 the Company has a net operating loss carry forward of $7,852,340 which is available to offset future taxable income. The carry forwards start to expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

            As of June 30, 2000, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

            7. STOCKHOLDERS' DEFICIT

           (A) Stock Options

           In 1992, the Company granted options to purchase 43,583 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of June 30, 2000, no options have been exercised.

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


  PART II -OTHER INFORMATION

  Item 1.     Legal Proceedings.

       On February 8, 1999 the Company brought suit in the New York Supreme Court, First Department against the Canadian Imperial Bank of Commerce and its wholly-owned subsidiary to compel access to clearance or for damages if access were not timely provided to preserve the Company's public offering. The action was dismissed on May 13, 1999 and appeal was made to the Appellate Division of that court.
  On June 8, 2000, the Supreme Court of New York, Appellate Division, First Department affirmed but stated it lacked jurisdiction to consider violations of the Securities Exchange Act. The Company requested Reargument.

       On February 1, 2000, the Company sued on securities violations and RICO in the US District Court for the Southern District of New York. Respondents answered with a Motion to Dismiss which was summarily granted on June 16, 2000.

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

  [BLTQ00-2.wpd 011215]