Form 10QSB
period 2000-09-30
BALTIA AIR LINES INC
filed 2001-12-17
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [x] Yes [x] Required report filed herewith.


                        Class                    Number of Shares
       Common Stock - Par Value $.0001 Per Share         3,982,552
       Preferred Stock - Par Value $.01 Per Share          275,250


  Transitional Small Business Disclosure Format (Check one): No "x"


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statement.


                BALTIA AIR LINES, INC.
                BALANCE SHEETS
                As At SEPTEMBER 30, 2000

  ASSETS
  Current Assets
     Cash                                           $ 3,452
  Total Current Assets                                3,452
  Fixed Assets
  Property, Plant and Equipment
      Property, Plant and Equipment                  89,656
      Less Accumulated Depreciation                  28,818
   Net Property, Plant and Equipment                 60,838
  Other Assets
    Premedia Costs                                  184,842
  Total Other Assets                                184,842
       TOTAL ASSETS                           $     249,132

  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                               $ 42,318
  Total Current Liabilities                          42,318
  Other Liabilities
    Officers Loan                                   118,250
  Total Other Liabilities                           118,250
  Stockholders Equity
     Common Stock                                       399
     Preferred Stock                                  2,753
     Paid-in-Capital                              7,973,520
     Retained Earnings                           (7,888,008)
     Treasury Stock                                    (100)
  Total Stockholders Equity                          88,564
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $     249,132



  BALTIA AIR LINES INC.
  STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
  NINE MONTHS ENDED SEPTEMBER 30, 2000

                               Preferred Stock     Common Stock      Additional
                               Shares Par Value  Shares   Par Value  Paid In Capital
  Balance - Dec 31, 1999      275,250   $2,753  3,982,552      399    $ 7,933,825
  2000 Issue-Preferred Stock        0        0         -         -
  2000 Issue-Common Stock           -        -         0         0         39,695
  Balance - Sept 30, 2000     275,250    2,753  3,982,552      399      7,973,520



                               STATEMENT OF OPERATIONS

                                    Nine months Ended       August 24, 1989
                                          Sept 30,            (Inception) to
                                      2000         1999      Sept 30, 2000
                                       (Unaudited)            (Unaudited)

   Revenues                              0           0                0
   Expenses
     Depreciation                    9,606       9,606           28,818
   Interest Expense                      0           0        1,242,363
   General and
      Administrative                12,557     123,720        2,404,400
    Professional fees                5,622           0        2,005,608
   Service contributions                 0           0        1,352,516
    Training Expense                     0           0          225,637
    FAA Certification                    0           0          206,633
   Media Costs                      79,218      99,023          178,241
   Abandoned fixed assets                0           0          205,162
      Total expenses               107,003     232,349        7,849,378
   Net loss                       (107,003)   (232,349)      (7,849,378)



                               STATEMENT OF CASH FLOWS


   Cash flows from Operations          Nine months Ended       Aug 24, 1989
                                            Sept 30,           (inception) to
                                        2000        1999      Sept 30, 2000
                                           (Unaudited)          (Unaudited)
   Net Income                         (107,003)   (232,349)  (7,888,007)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                          9,606       9,606      248,228
   Change in Property, Plant and
   Equipment                                 0           0     (309,066)
   Interest paid by stock                    0           0       63,500
   Change in Premedia costs             79,218     174,024      211,248
   Change in Accounts Payable          (17,250)          0    1,846,762
   Change in Officers Loan              (3,750)          0     (250,640)
   Service Contributions                     0           0    1,352,516
   Total Adjustments                    67,824     183,630    3,162,548
   Net Cash Provided by Operations     (39,179)    (48,719)  (4,725,459)
   Cash flows from Financing Activities:
   Shareholder Loans                         0           0    1,351,573
   Paid In Capital                      39,696      47,691    2,741,276
   Issuance of Common Stock                  0         191    1,133,409
   Issuance of Preferred Stock               0           0        2,753
   Issuance of Treasury Stock                0       1,953     (500,100)
   Net Increase(Decrease) in Cash          517       1,116        3,452
   Equivs
   Cash and Cash Equivalents -           2,935       2,202            0
   Beginning
   CASH AND CASH EQUIVALENTS -           3,452       3,318        3,452
   ENDING


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

             3. PROPERTY and EQUIPMENT

             Property and equipment at September 30, 2000 (Unaudited) consisted of the following;

    Office Equipment                $53,406
    Furniture & Fixtures              6,782
    Automobiles                      29,465
       Total                         89,656
    Less, Accumulated Depreciation  (28,818)
    Total Property and Equipment    $60,838

             The useful lives of property and equipment for purposes of computing depreciation are;

  Office equipment   5-7 years
  Automobiles        5 Years

             5. RELATED PARTY TRANSACTIONS

            On June 30, 1997 Steffanie Lewis was issued 125,000 restricted common shares, as negotiated with the management of the Company, in exchange for the total due to her, in the amount of $1,624,432.

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

            6. INCOME TAXES

            At September 30, 2000 the Company has a net operating loss carry forward of $7,888,008 which is available to offset future taxable income. The carry forwards start to expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

            As of September 30, 2000, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

            7. STOCKHOLDERS' DEFICIT

           (A) Stock Options

           In 1992, the Company granted options to purchase 43,583 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of September 30, 2000, no options have been exercised.

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

  Item 2.   Management's Discussion and Plan of Operation.

       The Company continues its work with consultants to refine tools and procedures for implementing its revenue operations plan for use when management, with the advice of consultants, determines the appropriate time. Administrative activities have been conducted to further that end and to pursue the suit identified above.

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


  PART II -OTHER INFORMATION

  Item 1.     Legal Proceedings.

       On February 8, 1999 the Company brought suit in the New York Supreme Court, First Department against the Canadian Imperial Bank of Commerce and its wholly-owned subsidiary CIBC Oppenheimer Corp. to compel access to clearance or for damages if access were not timely provided in order to preserve the Company's public offering. The action was dismissed on May 13, 1999. Appeal was made to the Appellate Division of that court which affirmed the decision below on June 8, 2000, but stated it lacked jurisdiction to consider violations of the Securities Exchange Act. On August 10, 2000, the Company's request for Reargument was summarily denied. The Company petitioned the Court of Appeals of New York for leave to Appeal.

       On February 1, 2000,in the US District Court for the Southern District of New York, the Company sued on securities violations and RICO and requested ancillary jurisdiction over the state causes of action. Respondents answered with a Motion to Dismiss which was summarily granted on June 16, 2000 and which the Company appealed on July 17, 2000.

  Item 2.     Intentionally omitted.

  Item 3.     Intentionally omitted.

  Item 4.     Submission of Matters to a Vote of Security Holders.

       The Annual Shareholders' Meeting was held on August 24, 2000, at 63-25 Saunders St., Rego Park, NY 11374 at 9:00 AM. Notices were mailed via first class mail to all shareholders on August 8, 2000. With an absolute majority of shares being present, the shareholders unanimously reelected the Directors:

            Igor Dmitrowsky          - to serve as Chairman
            Walter Kaplinsky         - to serve as Secretary
            Andris Rukmanis
            Anita Schiff-Spielman

       Stock options, for the purchase of an equal number of common shares at par value to be exercised anytime after January 1, 2001, were authorized in the following amounts for issuance to: Igor Dmitrowsky - 980,000; Steffanie Lewis - 250,000; Walter Kaplinsky - 200,000; Richard Charbit - 250,000. Igor Dmitrowsky was authorized to execute documents and make any arrangements he deems appropriate in order to obtain financing and to purchase or lease aircraft. Igor Dmitrowsky and the Company's Legal Counsel, Steffanie Lewis, were authorized to prosecute legal action as they deem appropriate against CIBC Oppenheimer and its parent the Canadian Imperial Bank of Commerce.

       The Annual Board of Directors Meeting was held on August 24, 2000, immediately following the Annual Shareholders' Meeting of the same date. The following officers were unanimously reelected: Igor Dmitrowsky as Chairman, President, CEO; Walter Kaplinsky as Corporate Secretary; and Andris Rukmanis as Vice President Europe. It was unanimously resolved that the corporation shall implement shareholder actions taken at the Annual Shareholders' Meeting of this same date.

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

  [BLTQ00-3.wpd 011215]