Form 10QSB
period 2001-06-30
BALTIA AIR LINES INC
filed 2001-12-17
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                        Class                    Number of Shares
    Common Stock - Par Value $.0001 Per Share         6,274,083
    Preferred Stock - Par Value $.01 Per Share          275,250


  Transitional Small Business Disclosure Format (Check one): No "x"


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statement.


                BALTIA AIR LINES, INC.
                BALANCE SHEETS
                As At JUNE 30, 2001

  ASSETS
  Current Assets
     Cash                                         $ 2,193
  Total Current Assets                              2,193
  Fixed Assets
  Property, Plant and Equipment
      Property, Plant and Equipment                89,656
      Less Accumulated Depreciation                38,424
   Net Property, Plant and Equipment               51,232
  Other Assets
    Premedia Costs                                105,624

  Total Other Assets                              105,624
       TOTAL ASSETS                           $   159,049

  LIABILITIES AND STOCKHOLDERS EQUITY
  Current Liabilities
    Accounts Payable                             $ 36,568
  Total Current Liabilities                        36,568
  Other Liabilities
    Officers Loan                                 117,000
  Total Other Liabilities                         117,000
  Stockholders Equity
     Common Stock                                     627
     Preferred Stock                                2,753
     Paid-in-Capital                            7,986,796
     Retained Earnings                         (7,984,595)
     Treasury Stock                                  (100)
  Total Stockholders Equity                         5,481
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $   159,049



  BALTIA AIR LINES INC.
  STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
  SIX MONTHS ENDED JUNE 30, 2001


                               Preferred Stock     Common Stock        Additional
                               Shares Par Value Shares  Par Value   Paid In Capital
  Balance - Dec 31, 2000      275,250   $2,753 3,987,083      399     $ 7,986,755
  2001 Issue-Preferred Stock        0        0        -         -
  2001 Issue-Common Stock           -        - 2,287,000      229              41
  Balance - June 30, 2001     275,250    2,753 6,274,083      628       7,986,796



                               STATEMENT OF OPERATIONS

                                    Six months Ended       August 24, 1989
                                          June 30,          (Inception) to
                                     2001       2000        June 30, 2001
                                       (Unaudited)            (Unaudited)

  Revenues                               0           0                0
  Expenses
    Depreciation                     6,404       6,404           38,424
  Interest Expense                       0           0        1,242,363
  General and
     Administrative                  1,704       8,371        2,410,289
   Professional fees                     0       3,748        2,005,608
  Service contributions                  0           0        1,352,516
   Training Expense                      0           0          225,637
   FAA Certification                     0           0          206,633
  Media Costs                       52,812      52,812          257,459
  Abandoned fixed assets                 0           0          205,162
     Total expenses                 60,920      71,335        7,944,091
  Net loss                         (60,920)    (71,335)      (7,944,091)



                               STATEMENT OF CASH FLOWS

   Cash flows from Operations          Six months Ended        Aug 24, 1989
                                            June 30,         (inception) to
                                        2001        2000      June 30, 2001
                                           (Unaudited)       (Unaudited)
   Net Income                          (60,920)    (71,335)  (7,984,594)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                          6,404       6,404      257,834
   Change in Property, Plant and
   Equipment                                 0           0     (309,066)
   Interest paid by stock                    0           0       63,500
   Change in Premedia costs             52,812      52,812      290,466
   Change in Accounts Payable                0     (11,500)   1,841,012
   Change in Officers Loan                   0      (2,500)    (251,890)
   Service Contributions                     0           0    1,352,516
   Total Adjustments                    59,216      45,216    3,244,372
   Net Cash Provided by Operations      (1,704)    (26,119)  (4,740,222)
   Cash flows from Financing Activities:
   Shareholder Loans                         0           0    1,351,573
   Paid In Capital                          41      26,464    2,754,526
   Issuance of Common Stock                  0           0    1,133,434
   Issuance of Preferred Stock               0           0        2,753
   Issuance of Treasury Stock              229           0     (499,871)
   Net Increase(Decrease) in Cash       (1,434)        345        2,193
   Equivs
   Cash and Cash Equivalents -           3,627       3,627            0
   Beginning
   CASH AND CASH EQUIVALENTS -           2,193       3,972        2,193
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

             3. PROPERTY and EQUIPMENT

             Property and equipment at June 30, 2001 (Unaudited) consisted of the following;

    Office Equipment                $53,406
    Furniture & Fixtures              6,782
    Automobiles                      29,465
       Total                         89,656
    Less, Accumulated Depreciation  (38,424)
    Total Property and Equipment    $51,232

             The useful lives of property and equipment for purposes of computing depreciation are;

  Office equipment   5-7 years
  Automobiles        5 Years

             5. RELATED PARTY TRANSACTIONS

            The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 803,750 restricted shares of common stock at March 31, 2001 or approximately 12.8% of the Company's issued and outstanding common stock. Ms. Lewis was issued 125,000 restricted common shares in June 1997 in exchange for legal work performed in connection with various certifications, authorities and financial matters. She was previously issued 33,333 of restricted common shares in exchange for the first six months preparation of the 1990 application to the Department of Transportation for Air Line Fitness Certification.

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

            6. INCOME TAXES

            At June 30, 2001 the Company has a net operating loss carry forward of $7,923,675 which is available to offset future taxable income. The carry forwards start to expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

            As of June 30, 2001, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

            7. STOCKHOLDERS' DEFICIT

           (A) Stock Options

           In 1992, the Company granted options to purchase 43,583 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of June 30, 2001, no options have been exercised.

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


  PART II -OTHER INFORMATION

  Item 1.     Legal Proceedings.

       On February 1, 2000,in the US District Court for the Southern District of New York, the Company sued Canadian Imperial Bank of Commerce and its wholly-owned subsidiary CIBC Oppenheimer Corp. for action under its clearing agency license that violated securities laws and RICO and requested ancillary jurisdiction over the state causes of action. Respondents answered with a Motion to Dismiss which was granted in a summary order on June 16, 2000 and which the Company appealed on July 17, 2000.

       On April 25, 2001, the US Court of Appeals for the Second Circuit affirmed dismissal finding that the Company was collaterally estopped from asserting fraud and its state law claims; that the Company had no right to sue CIBC for concealing the fact that it might arbitrarily, at will, refuse to clear all sales of the Company's securities; that no private person has a right to sue a clearing agency arising from the fact that the clearing agency violated Section 17A(b)(6) of the Securities Exchange Act causing the private person damage; and because the clearing agency's violation of Section 17A(b)(6) prevented culmination of the sale, there was no sale of securities in this case to support a claim based on 18(a) of the Act. The case was remanded for findings regarding the imposition or denial of sanctions.

       On May 9, 2001 the Company requested Rehearing because the decision left every investor with no remedy, from court or agency, for damages caused by a clearing agency's selective and arbitrary decision to derail a securities transaction without notice or rationale and in violation of a federal statute, Section 17A(b)(6). On June 1, 2001, Rehearing was denied without comment.

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

  BALTIA AIR LINES, INC., Registrant

  Date: 12-16-2001      ____ IGOR DMITROWSKY (signed) _____
                    By: Igor Dmitrowsky, President


  Date: 12-16-2001      ____ WALTER KAPLINKSY (signed)_____
                    By: Walter Kaplinsky, Secretary

  [BLTQ01-2.wpd 011216]