Form 10KSB
period 2001-12-31
BALTIA AIR LINES INC
filed 2002-02-15
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

Securities Registered: 12 G #O-28502,
          Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [x] yes [] no

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]



Baltia has not commenced revenue operations to date. Registrant's revenues for its fiscal year 2001: $-0-

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on February 14, 2002: $0.80

           Class                                 Number Outstanding
    Common Stock - Par Value $.0001 Per Share        48,679,759
    Preferred Stock - $.01 Per Share                    275,250


                 DESCRIPTION OF SECURITIES

The authorized capital stock of the Company consists of 1,000,000,000 shares of Common Stock, $.0001 par value per share, and 2,000,000 shares of Preferred Stock, $.01 par value. As of December 31, 2001, a total of 48,679,759 shares of Common Stock are issued and outstanding and held by over 100 shareholders. A total of 275,250 shares of Preferred Stock are issued and outstanding. No stock was issued under 333-21006-NY and all securities registered therein are carried forward into Registration 333-37409, a firm commitment offering. Registration 333-37409 was effective 2/12/99 and, thereafter, issuer's stock reverted back to the Company when all public purchases from the underwriter's inventory were denied clearance by the clearing agency arbitrarily and without notice or rationale.

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

Lack of Control by Minority Shareholders

Holders of shares of Common Stock are entitled to one vote per share on all matters requiring a vote of stockholders. Since the Common Stock does not have cumulative voting rights in electing directors, the holders of a majority of the outstanding shares of Common Stock voting for the election of directors can elect all of the directors, excepting one board seat reserved for a future underwriter's nominee, if required by the underwriter.

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


                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001:

     Class                                        Number of Shares

Common Stock Par Value $.0001 Per Share                 48,679,759

Preferred Stock Par Value $.10 Per Share                   275,250

Transitional Small Business Disclosure Format (Check one): No [X]

                         DOCUMENTS INCORPORATED BY REFERENCE


                               PART I

Item 1. Description of Business.

     The Company was organized in the State of New York, August 24, 1989 to provide air transportation to Russia and, the then, Soviet Union countries. For one of the past three years, the Company was preparing authorities, licenses, personnel, equipment, and financing to commence flight operations. At the beginning of 1999 the Company had all variables in place for commencing revenue service and needed only working capital to meet the U.S. Department of Transportation's regulatory requirement, i.e. cash equal to an average 1/4 of total annual expenses assuming zero revenue on the proposed Boeing 747 nonstop flights between New York and St. Petersburg, Russia. This amount was to be obtained from the Company's Initial Public Offering. The underwriter had indications for the full offering and offered the full amount of the offering to his exclusive clearing agency. The tender was refused. The clearing agency, a division of CIBC Oppenheimer Corp., selectively and without rationale or notice arbitrarily refused access to clear the Company's registered stock. Without the required working capital, the Company was unable to commence revenue flights, released its rights to the Boeing 747 aircraft, and closed its airport operations base. The US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand.

The Company expects to maintain over the next twelve months. In the absence of outside investors, management is foregoing compensation and expects to contribute administrative costs incurred in developing another approach to alternate funding and in supporting the suit against CIBC. The Company also plans to apply for listing on the pink sheets and, subsequently, on the bulletin board.

The Company plans no product research or development at this time and no equipment purchases or sales. There is no significant change, and none expected, in the personnel disclosed in Registration Statement 333-37409.

The change in aggregate financial data during this year reflects the relatively small administrative costs that were incurred and added to the pre-launching costs disclosed in the Registration Statement 333-37409.

Item 2.  Description of Property.

     See Part I, Item 1. Note 3 to Financial Statement

Item 3.  Legal Proceedings.

     On February 8, 1999 the Company brought suit in the New York Supreme Court, First Department against the Canadian Imperial Bank of Commerce and its wholly-owned subsidiary, CIBC Oppenheimer Corp., to compel access to clearance or for damages if access were not timely provided in order to preserve the Company's public offering. The action was dismissed on May 13, 1999. Appeal was made to the Appellate Division of that court which affirmed the decision below on June 8, 2000, but stated it lacked jurisdiction to consider violations of the Securities Exchange Act. On August 10, 2000, the Company's request for Reargument was summarily denied. The Company petitioned the Court of Appeals of New York for leave to Appeal which was summarily denied on November 21, 2000.

     On February 1, 2000,in the US District Court for the Southern District of New York, the Company sued on securities violations and RICO and requested ancillary jurisdiction over the state causes of action. Respondents answered with a Motion to Dismiss which was summarily granted on June 16, 2000, affirmed on appeal and the Company petitioned the U.S. Supreme Court for certiarori on the grounds that the investor has no administrative or judicial remedy against a clearing agency for damages resulting from the clearing agency's conduct prohibited by a federal statute, i.e. Section17A(b)(6)of the Securities Exchange Act of 1934.


Item 4. Intentionally Omitted.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

     There is no public trading market. Registrant has 150 holder's of common equity. No dividends have been paid and it is anticipated that none will be paid during the year 2002.

     Date, title and amount of securities sold over the past three years are presented in "Statements of Changes in Shareholders Equity" of the financial statement. There has been no underwriters. Shares have been sold to family, principle management, and accredited investors. No discounts or commissions were paid on securities sold for cash. Otherwise securities were sold for services rendered to the Company, as the Company has made no other management compensation. Registrant issued securities under the Section4(2)exemption.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The Company will proceed with obtaining alternate funds by which to effect its plan to initiate nonstop direct flights between New York and St. Petersburg, Russia, using Boeing 747 aircraft to carry three-class passengers, cargo and mail as has been fully described in Registration Statement 333-037409. If funding is obtained and timing is appropriate within the next twelve months, the Company will resume its flight operations plan. Concurrently, the company will seek resolution through the courts and/or agencies to prevent any clearing agency from selectively and arbitrarily refusing the Company access to clear trade of its registered securities.


Item 7. Financial Statements.

                            WANT & ENDER
                            C.P.A. P.C.
                            Certified Public Accountants

MARTIN ENDER CPA
STANLEY Z. WANT CPA CFP
                         Independent Auditor's Report

To the Shareholders' and Board of Directors of:

Baltia Air Lines, Inc
63 25 Saunders Street, #7I
Rego Park, NY 11374

We have audited the accompanying balance sheets of Baltia Air Lines, Inc. as at December 31, 2001 and 2000 and the related statements of operations, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

  Baltia Air Lines, Inc. has not estimated the remaining lives and replacement costs of the common property and, therefore, has not presented the Supplementary Information on Future Major Repairs and Replacements that the American Institute of Certified Public Accountants has determined is required to supplement, although not required to be a part of, the basic financial statements.


MARTIN ENDER (signed)
Martin Ender
Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY

February 13,2002

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: WECPAPC@SPRYNET.COM

              BALTIA AIR LINES, INC.
                 BALANCE SHEETS
            DECEMBER 31, 2001 and 2000
                   (Audited)

                    ASSETS

                                        2001          2000
Current Assets
 Cash                                 $ 3,204      $ 3,627
Total Current Assets                  $ 3,204      $ 3,627

Fixed Assets
 Property, Plant and Equipment
    Property, Plant and Equipment      89,656       89,656
    Less: Accumulated Depreciation    (44,828)     (32,020)
 Net Property, Plant and Equipment     44,828       57,636

Other Assets
  Premedia Costs                       52,812       158,436
Total Other Assets                     52,812       158,436

TOTAL ASSETS                        $ 100,844     $ 219,699

The accompanying notes are an integral part of the financial statements.

                        BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                      DECEMBER 31, 2001 and 2000
                              (Audited)

              LIABILITIES AND STOCKHOLDERS EQUITY

                                             2001          2000
Current Liabilities
   Accounts Payable                     $     3,879         36,568
Total Current Liabilities                     3,879         36,568

Other Liabilities
   Officers Loan                                 -         117,000
Total Other Liabilities                          -         117,000

Stockholders Equity
   Common Stock -                             4,868            423
   (100,000,000 shares authorized,
    4,007,083 issued)
   Preferred Stock -                          2,753          2,753
   (2,000,000 shares authorized,
    275,250 shares issued)
   Paid-in-Capital                        8,138,593      7,986,730
   Prepaid Media Costs                            0              0
   Retained Earnings                     (8,049,149)    (7,923,675)
   Less: Treasury Stock                        (100)          (100)
Total Stockholders Equity                    96,965         66,131


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $ 100,844   $    219,699


The accompanying notes are an integral part of the financial statements.

                      BALTIA AIR LINES, INC.
                 STATEMENTS OF INCOME AND EXPENSES
                 YEARS ENDED DECEMBER 31, 2001 and 2000
                             (Audited)

                                             2001           2000
Expenses

  Depreciation                           $    12,808    $    12,808
  General and Adm Expenses                         -         16,742
  Professional Fees                            6,544          6,701
  FAA Cert Fee                                     -              -
  Media Costs                                105,624        105,624

Total Expenses                               124,976        141,875

Net Income (Loss) Before Income Taxes       (124,976)      (141,875)

Income Taxes

  Federal Income Tax                               -              -
  New York State Franchise Tax                   198            495
  New York City Corp Tax                         300            300

Total Income Taxes                                 -              -

Net Income (Loss) For The Year         $    (125,474)      (142,670)



The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (Audited)

                                   Preferred Stock       Common Stock
                                                                             Additional Paid-
                              Shares   Par Value   Shares     Par Value           In Capital
Balance as at December 31, 1998      80,000   $   800    2,035,416   $  204        $ 7,870,179
1999 Issuance of Preferred Stock    195,250     1,953            -        -                  -
1999 Issuance of Common Stock             -         -    1,947.136      195             63,646

Balance as at December 31, 1999     275,250   $ 2,753    3,982,552   $  399        $ 7,933,825
2000 Issuance of Common Stock             -         -       24,531       25             52,905

Balance December 31, 2000           275,250   $ 2,753    4,007,083   $  424        $ 7,986,730
2001 Issuance of Common Stock             -         -   20,770,176    2,077            151,838

Balance December 31, 2001           275,250   $ 2,753   24,777,259   $2,501        $ 8,138,568

The accompanying notes are an integral part of the financial statements.

                           BALTIA AIR LINES, INC.
                     COMPARATIVE STATEMENT OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2001 AND 2000
                                (Audited)

                                            2001              2000
Cash Flows from Operations
Net Income                                $  (125,474)   $   (142,670)

Adjustments to reconcile net income to
  net cash provided by operations
  Depreciation                                 12,808         12,808
  Change in Premedia costs                    105,624        105,624
  Change in Accounts Payable                  (32,689)       (23,000)
  Change in Officers Loan                    (117,000)        (5,000)
                                             ---------       -------
Total Adjustments                             (31,257)        90,432
                                             ---------       -------
Net Cash Provided by Operations              (156,731)       (52,238)

Cash Flows From Financing Activities
  Paid in Capital                             156,037         52,905
  Common Stock issued at par value                271             25
  Preferred Stock issued at par value               -              -
  Treasury Stock purchased                          -              -
                                             ---------       -------
Net Increase (Decrease) in Cash Equivalents      (423)           692
Cash and Cash Equivalents - Beginning           3,627          2,935
                                             ---------       -------

CASH AND CASH EQUIVALENTS - ENDING           $ 3,204   $       3,627
                                             ---------       -------

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

           3. PROPERTY and EQUIPMENT

           Property and equipment at December 31, 2001 (audited) consisted of the following;

  Office Equipment                $53,406
  Furniture & Fixtures              6,782
  Automobiles                      29,465
     Total                         89,656
  Less, Accumulated Depreciation  (44,828)
  Total Property and Equipment    $44,828

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

          6. INCOME TAXES

          At December 3l, 2001 the Company has a net operating loss carry forward of $7,001,186, which is available to offset future taxable income. The Company is still liable for certain minimum state and city taxes.

          As of December 31, 2001, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

                          BALTIA AIR LINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENT

          7. STOCKHOLDERS' DEFICIT

         (A) Stock Options

         In 1992, the Company granted options to purchase 43,583 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of December 3l, 1998 [2001], no options have been exercised.

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

                         BALTIA AIR LINES, INC.
                     (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENT

             7. STOCKHOLDERS DEFICIT - (CONTINUED)

          The Company maintains no obligation, present or future, to pay or repay for any and all service contributions received. ccordingly, the Company has not recorded a liability for, accrued for, and/or accounted for any monetary reserves in connection with the service contributions.

          On June 23, 1997, certain of the Company's management relinquished the amount due them for back-pay totaling $270,928
Accordingly, the Company has recorded Contributed Capital in the amount of $270,928.


Item 8.  Intentionally Omitted.

                           PART III

Item 9.  Directors, Executive officers, Promoters and Control
Persons:


                       MANAGEMENT

Executive Officers and Directors

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:

Name                     Age  Position
Igor Dmitrowsky . . . .  46   President, CEO, Director of the Board
Walter Kaplinsky  . . .  62   Secretary and Director of the Board
Andris Rukmanis . . . .  39   V.P. Europe and Director of the Board
Anita Schiff-Spielman    46   Director of the Board
Brian Glynn . . . . . .  55   Vice President Marketing

<FN1>
(1) The bylaws limit the number of directors on the board to a maximum of four, with a provision that an additional seat on the board is created for a future Underwriter's designee for a period of five years, if required by the underwriter. Officers and Directors have a one year term and are elected at, and after, the Annual Meeting in August.

Igor Dmitrowsky, President and Chief Executive Officer, founded the Company and served as Chairman of the Board from its inception
in August 24, 1989 to date.   Mr. Dmitrowsky, a US citizen, born
in Riga, Latvia, attended the State University of Latvia from 1972 to 1974 and Queens College from 1976 through 1979. In 1979, he founded American Kefir Corporation, a dairy distribution company, which completed a public offering in 1986, and from which he retired in 1987. Mr. Dmitrowsky has financed aircraft and automotive projects, speaks fluent Latvian and Russian, and has traveled extensively in the republics of the former Soviet Union. In 1990, he testified before the House Aviation Subcommittee on the implementation of United States' aviation authorities by US airlines.

Walter Kaplinsky, a US citizen, has been with the Company since 1990. Mr. Kaplinsky has been corporate secretary and a director of the board since 1993. In 1979, together with Mr. Dmitrowsky, Mr. Kaplinsky was one of the co-founders of American Kefir Corporation, where from 1979 through 1982, Mr. Kaplinsky served as secretary and vice president.

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

Anita Schiff-Spielman, a US citizen, serves as a director of the board. She has been associated with the Company since its inception in 1989. Ms. Schiff-Spielman has owned Schiff Dental
Labs, New York, NY, for the past seventeen years.

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

  Principal Stockholders.

                 PRINCIPAL STOCKHOLDERS


The following table sets forth, as of December 31, 2001, the ownership of the Company's Common Stock by (i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common
Stock. Each person named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

                               Common Shares
                            Beneficially Owned    Percent of Total

 Directors and Officers

Igor Dmitrowsky . . . . . .          3,488,975           50.29%
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Walter Kaplinsky  . . . . .            531,042            7.65%
  2000 Quentin Rd.
Brooklyn, NY 11229

Brian Glynn . . . . . . . .             91,666            1.32%

22 Henry St.
Basking Ridge, NJ 07920

Andris Rukmanis . . . . . .             91,250            1.32%
  Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005

Anita Schiff-Spielman . . .              1,874            0.03%
  1149 Kensington Rd.
Teaneck, NJ 07666

Counsel

Steffanie J. Lewis . . . . .           803,750            11.59%
  3511 North 13th St.
Arlington, VA 22201


Item 12.  Certain Relationships and Related transactions.

Certain Transactions.

     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the first quarter, for services rendered, 1,396,000 share were issued to President and CEO, Igor Dmitrowsky; 245,000 were issued to Legal Counsel, Steffanie J. Lewis; and 210,000 were issued to Secretary, Walter Kaplinsky. Excepting those transactions and those identified in Part I, Note 5 to Financial Statement accompanying the audit of year 2001, and shares issued for services reported in no officers or directors hold Company shares purchased since March 4, 1995. All securities previously purchased by officers and directors were purchased for fair market value at the time they were purchased. There are no incentive plans. Options to purchase an equal number of common shares at par value were authorized by the Shareholders at Annual Meetings on August 24, 1999 and August 24, 2000. Full disclosure has been reported on the appropriate Form 10-QSB. No options have been exercised to date.

Item 13.  Intentionally omitted.

                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Baltia Air Lines, Inc., Registrant


Date: 2-14-2002        _______ IGOR DMITROWSKY _______
                        By: Igor Dmitrowsky, President

Date: 2-14-2002        _______ WALTER KAPLINSKY ______
                        By: Walter Kaplinsky, Secretary

[bltk01.wpd/2002-02-14]