Form 10QSB
period 2002-03-31
BALTIA AIR LINES INC
filed 2002-05-15
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED March 31, 2002

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


  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [] Yes [x]

                        Class                      Number of Shares
     Common Stock - Par Value $.0001 Per Share         48,679,757
     Preferred Stock - Par Value $.01 Per Share           275,250


  Transitional Small Business Disclosure Format (Check one): No [X]


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statement.



                            WANT & ENDER
                                        C.P.A. P.C.
                            Certified Public Accountants

MARTIN ENDER CPA
STANLEY Z. WANT CPA CFP


Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY

May 14,2002

To Whom it May Concern:

Want & Ender, CPA, P.C. grants Baltia Airlines permission to use the follwoing signed letter. Any questions or problems, please call
Martin Ender, CPA at 212-684-2414.

Regards,
Want & Ender, CPS, P.C.

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: WECPAPC@SPRYNET.COM


                            WANT & ENDER
                                        C.P.A. P.C.
                            Certified Public Accountants

MARTIN ENDER CPA
STANLEY Z. WANT CPA CFP


Baltia Airlines, Inc.

To the Board of Directors and Stockholders:

We have reviewed the accompanying balance sheets of Baltia Airlines, Inc. as of March 31, 2002 and the related income statement for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Baltia Airlines Inc.

A review constists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statement in order for them to be in conformity with generally accepted accounting principles.

Respectfully submitted,

Want & Ender P.C. (signed)

Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY

May 14,2002

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: WECPAPC@SPRYNET.COM




                BALTIA AIR LINES, INC.
                BALANCE SHEETS
                As At MARCH 31, 2002

  ASSETS
  Current Assets
     Cash                                            $2,198
  Total Current Assets                                2,198
  Fixed Assets
  Property, Plant and Equipment
      Property, Plant and Equipment                  60,191
      Less Accumulated Depreciation                  18,565
   Net Property, Plant and Equipment                 41,626
       TOTAL ASSETS                           $      43,824


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                                $ 1,500
  Total Current Liabilities                           1,500
  Stockholders Equity
     Common Stock                                     4,868
     Preferred Stock                                  2,753
     Paid-in-Capital                              8,146,033
     Retained Earnings                           (8,111,229)
     Treasury Stock                                    (100)
  Total Stockholders Equity                          42,325
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $      43,825



  BALTIA AIR LINES INC.
  STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
  THREE MONTHS ENDED MARCH 31, 2002


                               Preferred Stock     Common Stock         Additional
                               Shares Par Value   Shares    Par Value   Paid In Capital
  Balance - Dec 31, 2001      275,250   $2,753   48,679,757    $4,868     $8,138,593

  2002 Issue-Preferred Stock        0        0            -         -
  2002 Issue-Common Stock           -        -            0         0          7,440
  Balance - March 31, 2002    275,250   $2,753   48,679,757    $4,868     $8,146,033




                               STATEMENT OF OPERATIONS

                                    Three months Ended       August 24, 1989
                                          March 31,          (Inception) to
                                      2002         2001      Mar 31, 2002
                                       (Unaudited)            (Unaudited)

   Revenues                              0           0                0
   Expenses
     Depreciation                  $ 3,202     $ 3,202        $ 264,238
   Interest Expense                      0           0        1,066,659
   General and
      Administrative                 6,066       4,185        2,415,149
    Professional fees                    0       1,874        2,012,152
   Service contributions                 0           0        1,352,516
    Training Expense                     0           0          225,637
    FAA Certification                    0           0          206,633
   Media Costs                      52,812      26,406          363,083
   Abandoned fixed assets                0           0          205,162

      Total expenses                62,080      35,667        8,111,229
   Net loss                      $ (62,080)   $(35,667)    $ (8,111,229)


                               STATEMENT OF CASH FLOWS


   Cash flows from Operations         Three months Ended        Aug 24, 1989
                                             Mar 31,           (inception) to
                                        2002        2001         Mar 31, 2002
                                           (Unaudited)           (Unaudited)
   Net Income                           $(62,080)   $(35,667)  $(8,111,229)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                            3,202       3,202       264,238
   Change in Property, Plant and
   Equipment                                   0           0      (309,066)
   Interest paid by stock                      0           0       63,500
   Change in Premedia costs               52,812      26,406       400,301
   Change in Accounts Payable             (2,379)     (5,750)   1,800,194
   Change in Officers Loan                     0      (1,250)     (368,890)
   Service Contributions                       0           0     1,352,516
   Total Adjustments                      53,635      22,608     3,202,793
   Net Cash Provided by Operations        (8,445)    (13,059)   (4,908,436)
   Cash flows from Financing Activities:
   Shareholder Loans                           0           0     1,351,573
   Paid In Capital                         7,440      13,232     2,922,433
   Issuance of Common Stock                    0           0     1,133,976
   Issuance of Preferred Stock                 0           0         2,753
   Issuance of Treasury Stock                  0           0      (500,100)
   Net Increase(Decrease) in Cash         (1,005)        173         2,199
   Equivs
   Cash and Cash Equivalents -             3,627       2,935             0
   Beginning
   CASH AND CASH EQUIVALENTS -          $  2,622    $  3,108      $  2,199
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

             3. PROPERTY and EQUIPMENT

             Property and equipment at March 31, 2002 (Unaudited) consisted of the following;

    Office Equipment                $53,406
    Furniture & Fixtures              6,782
        Total                        60,191
    Less, Accumulated Depreciation  (18,565)
    Total Property and Equipment    $41,626

             The useful lives of property and equipment for purposes of computing depreciation are;

  Office equipment   5-7 years
  Automobiles          5 years

             5. RELATED PARTY TRANSACTIONS

            The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 803,750 restricted shares of common stock at March 31, 2002 or approximately 12.8% of the Company's issued and outstanding common stock. Ms. Lewis was issued 125,000 restricted common shares in June 1997 in exchange for legal work performed in connection with various certifications, authorities and financial matters. She was previously issued 33,333 of restricted common shares in exchange for the first six months preparation of the 1990 application to the Department of Transportation for Air Line Fitness Certification.

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

            6. INCOME TAXES

            At December 31, 2001 the Company has a net operating loss carry forward of $7,001,186 which is available to offset future taxable income. The carry forwards start to expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

            As of December 31, 2001, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

            7. STOCKHOLDERS' DEFICIT

           (A) Stock Options

           In 1992, the Company granted options to purchase 305,081 restricted shares of common stock, at $80.00 per share, to certain private investors. These options expire upon the passing of thirty full calendar months after the Company has made a public sale of securities in compliance with the Securities Act of 1933, as amended, or the passing of twenty years from date of said agreements, whichever is earlier. As of December 31, 2001, no options have been exercised.

           (B) Retirement or Stock

            On November 4, 1992, the Company issued 72,912 restricted shares of stock for $500,000 to a private investor. On November 24, 1992, these shares were repurchased for the same amount from the investor and subsequently retired.

           (C) Acquisition of Common Treasury Stock

            On September 28, 1998 the Company purchased from Igor
  Dmitrowsky, president of the Company, 5,833,331 common shares for $100 and has granted him an option to repurchase 7,000,000 common shares from the Company at $100 upon the completion or the Company's inaugural flight or upon the exercise of any warrants, whichever occurs first.

           (D) Stock Split

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

            On November 30, 2001 the Board of Directors authorized and the majority of the current shareholders ratified a seven for one stock split of the Company's $0.0001 par value common stock.

            All references in the accompanying financial statements to the number of common shares, warrants and per share amounts have been restated to reflect the stock splits.

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

  Item 2.   Management's Discussion and Plan of Operation.

       The Company has been working with consultants to refine tools and procedures for implementing its revenue operations plan for use when management, with the advice of consultants, determines the appropriate time. Administrative activities have been conducted to further that end.

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


  PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings.

       On March 28, 2992, the U.S. Supreme Court denied the Company's petition for a writ of certiorari.

  Item 2.     Changes in Securities.  Intentionally omitted.

  Item 3.     Default Upon Senior Securities.  Intentionally omitted.

  Item 4.     Submission of Matters to a Vote of Security Holders.

       A special Board of Directors Meeting was held at 9:00 a.m. on January 28, 2002 at the Company's corporate offices at which an absolute majority of shareholders were present. The absolute majority of shareholders unanimously consented to the following resolution:
  Resolved, that (i) the company's stock listing on the Pink Sheets is approved; and (ii) upgrade from the Pink Sheets to the Bulleting Board is approved.

  Item 5.     Intentionally omitted.

  Item 6.     Intentionally omitted.

                                SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  BALTIA AIR LINES, INC., Registrant


  Date: 5-14-2002      ____ IGOR DMITROWSKY (signed) _____
                    By: Igor Dmitrowsky, President


  Date: 5-14-2002      ____ WALTER KAPLINKSY (signed)_____
                    By: Walter Kaplinsky, Secretary

  [BLTQ02-1.wpd 020514]