Form 10KSB/A
period 2001-12-31
BALTIA AIR LINES INC
filed 2002-06-05
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB
                   - AS AMENDED: June 5, 2002 -

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

           Class                                 Number Outstanding
    Common Stock - Par Value $.0001 Per Share        48,679,757
    Preferred Stock - $.01 Per Share                    275,250


                 DESCRIPTION OF SECURITIES

The authorized capital stock of the Company consists of 1,000,000,000 shares of Common Stock, $.0001 par value per share, and 2,000,000 shares of Preferred Stock, $.01 par value. As of December 31, 2001, a total of 48,679,757 shares of Common Stock are issued and outstanding and held by over 100 shareholders. A total of 275,250 shares of Preferred Stock are issued and outstanding. No stock was issued under 333-21006-NY and all securities registered therein are carried forward into Registration 333-37409, a firm commitment offering. Registration 333-37409 was effective 2/12/99 and, thereafter, issuer's stock reverted back to the Company when all public purchases from the underwriter's inventory were denied clearance by the clearing agency arbitrarily and without notice or rationale.

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


                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001:

     Class                                        Number of Shares

Common Stock Par Value $.0001 Per Share                 48,679,757

Preferred Stock Par Value $.10 Per Share                   275,250

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

                            BALTIA AIR LINES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (Audited)

                                   Preferred Stock       Common Stock
                                                                                Additional Paid-
                                   Shares    Par Value   Shares     Par Value       In Capital
Balance as at December 31, 1998      80,000   $   800    14,247,912   $  1,425     $ 7,870,179
1999 Issuance of Preferred Stock    195,250     1,953            -        -                  -
1999 Issuance of Common Stock             -         -    13,629,952      1,363          63,646

Balance as at December 31, 1999     275,250   $ 2,753    27,877,864  $   2,788     $ 7,933,825
2000 Issuance of Common Stock             -         -        31,717          3          52,905

Balance December 31, 2000           275,250   $ 2,753    27,909,581  $   2,791     $ 7,986,730
2001 Issuance of Common Stock             -         -    20,770,176      2,077         151,838

Balance December 31, 2001           275,250   $ 2,753    48,679,757  $   4,868     $ 8,138,568

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

                         Baltia Air Lines, Inc., Registrant


Date: 6-5-2002        _______ IGOR DMITROWSKY _______
                        By: Igor Dmitrowsky, President

Date: 6-5-2002        _______ WALTER KAPLINSKY ______
                        By: Walter Kaplinsky, Secretary

[bltk01a.txt/2002-06-05]