Form 10QSB
period 2002-06-30
BALTIA AIR LINES INC
filed 2002-08-13
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED June 30, 2002

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

August 9,2002

To Whom it May Concern:

Want & Ender, CPA, P.C. grants Baltia Airlines permission to use the
[any] information contained in the following signed letter. Any questions or problems, please call Martin Ender, CPA at 212-684-2414.

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

We have reviewed the accompanying balance sheets of Baltia Airlines, Inc. as of June 30, 2002 and the related income statement for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Baltia Airlines Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statement in order for them to be in conformity with generally accepted accounting principles.

Respectfully submitted,

Want & Ender P.C. (signed)

Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY

August 9, 2002

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: WECPAPC@SPRYNET.COM




                BALTIA AIR LINES, INC.
                BALANCE SHEETS
                As At JUNE 30, 2002

  ASSETS
  Current Assets
     Cash                                            $2,543
  Total Current Assets                                2,543
  Fixed Assets
  Property, Plant and Equipment
      Property, Plant and Equipment                  60,191
      Less Accumulated Depreciation                  21,767
   Net Property, Plant and Equipment                 38,424
       TOTAL ASSETS                           $      40,967


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                                $ 1,501
  Total Current Liabilities                           1,501
  Stockholders Equity
     Common Stock                                     4,868
     Preferred Stock                                  2,753
     Paid-in-Capital                              8,147,775
     Retained Earnings                           (8,115,829)
     Treasury Stock                                    (100)
  Total Stockholders Equity                          39,466
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $      40,967



  BALTIA AIR LINES INC.
  STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
  THREE MONTHS ENDED JUNE 30, 2002


                               Preferred Stock     Common Stock
Additional
                               Shares Par Value   Shares    Par Value   Paid
In Capital
  Balance - Dec 31, 2001      275,250   $2,753   48,679,757    $4,868   $8,138,593

  2002 Issue-Preferred Stock        0        0            -         -
  2002 Issue-Common Stock           -        -            0         0        9,182
  Balance - June 30, 2002     275,250   $2,753   48,679,757    $4,868   $8,147,775




                               STATEMENT OF OPERATIONS

                                    Three months Ended       August 24, 1989
                                          June 30,          (Inception) to
                                      2002         2001      June 30, 2002
                                       (Unaudited)            (Unaudited)

   Revenues                              0           0                0
   Expenses
     Depreciation                  $ 6,404     $ 6,404        $ 267,440
   Interest Expense                      0           0        1,066,659
   General and
      Administrative                 7,464       8,371        2,416,547
    Professional fees                    0       3,748        2,012,152
   Service contributions                 0           0        1,352,516
    Training Expense                     0           0          225,637
    FAA Certification                    0           0          206,633
   Media Costs                      52,812      52,812          363,083
   Abandoned fixed assets                0           0          205,162

      Total expenses                66,680      71,335        8,115,829
   Net loss                      $ (66,680)   $(71,335)    $ (8,115,829)


                               STATEMENT OF CASH FLOWS


   Cash flows from Operations         Three months Ended         Aug 24, 1989
                                             June 30,           (inception) to
                                        2002        2001        June 30, 2002
                                           (Unaudited)           (Unaudited)
   Net Income                           $(66,680)   $(60,920)  $(8,115,829)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                            6,404       6,404       267,440
   Change in Property, Plant and
   Equipment                                   0           0      (309,066)
   Interest paid by stock                      0           0        63,500
   Change in Premedia costs               52,812      52,812       400,301
   Change in Accounts Payable             (2,379)          0     1,800,194

   Change in Officers Loan                     0           0      (368,890)
   Service Contributions                       0           0     1,352,516
   Rounding                                   (1)
   Total Adjustments                      56,837      59,216     3,205,995
   Net Cash Provided by Operations        (9,843)    ( 1,704)   (4,909,834)
   Cash flows from Financing Activities:
   Shareholder Loans                           0           0     1,351,573
   Paid In Capital                         9,182          41     2,924,175
   Issuance of Common Stock                    0           0     1,133,976
   Issuance of Preferred Stock                 0           0         2,753
   Issuance of Treasury Stock                  0         299      (500,100)
   Net Increase(Decrease) in Cash           (661)     (1,434)        2,543
   Equivalents
   Cash and Cash Equivalents -             3,204       3,627             0
   Beginning
   CASH AND CASH EQUIVALENTS -          $  2,543     $ 2,193     $   2,543
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

             3. PROPERTY and EQUIPMENT

             Property and equipment at March 31, 2002 (Unaudited) consisted of the following;

    Office Equipment                $53,406
    Furniture & Fixtures              6,782
        Total                        60,191
    Less, Accumulated Depreciation  (21,767)
    Total Property and Equipment    $38,424

             The useful lives of property and equipment for purposes of computing depreciation are;

  Office equipment   5-7 years
  Automobiles          5 years

             5. RELATED PARTY TRANSACTIONS

            The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 5,626,250 shares of common stock at June 30, 2002 or approximately 11.56% of the Company's issued and outstanding common stock. The stock had been issued to her periodically in exchange for legal work performed since 1989 in connection with various certifications, authorities, financial matters, regulatory reporting and litigation.

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

           (A) Retirement or Stock

            On November 4, 1992, the Company issued 72,912 restricted shares of stock for $500,000 to a private investor. On November 24, 1992, these shares were repurchased for the same amount from the investor and subsequently retired.

           (B) Acquisition of Common Treasury Stock

            On September 28, 1998 the Company purchased from Igor
  Dmitrowsky, president of the Company, 5,833,331 common shares for $100 and has granted him an option to repurchase 7,000,000 common shares from the Company at $100 upon the completion or the Company's inaugural flight or upon the exercise of any warrants, whichever occurs first.

           (C) Stock Split

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

            (D) Preferred Shares

            On December 7, 1998, the Company amended its Articles of Incorporation thereby, increasing the authorized aggregate number of preferred stock shares from 15,000 preferred stock shares at no par value to 500,000 preferred stock shares at $.01 par value.

           (E) Contributed Capital

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


  PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings.  Intentionally omitted.

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

  BALTIA AIR LINES, INC., Registrant


  Date: 8-12-2002      ____ IGOR DMITROWSKY (signed) _____
                    By: Igor Dmitrowsky, President


  Date: 8-12-2002      ____ WALTER KAPLINKSY (signed)_____
                    By: Walter Kaplinsky, Secretary

  [BLTQ02-1.wpd 020514]