Form 10QSB
period 2002-09-30
BALTIA AIR LINES INC
filed 2002-11-15
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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

MARTIN ENDER CPA
STANLEY Z. WANT CPA CFP


November 12, 2002

To Whom it May Concern:

Want & Ender, CPA, P.C. grants Baltia Airlines permission to use any of the information contained in the following signed letter. Please contact Martin Ender with any questions or problems.

Regards,
Want & Ender, CPS, P.C.

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: MGR@WANTENDERCPA.COM


                            WANT & ENDER
                                        C.P.A. P.C.
                            Certified Public Accountants

MARTIN ENDER CPA
STANLEY Z. WANT CPA CFP


Baltia Airlines, Inc.

To the Board of Directors and Stockholders:

We have reviewed the accompanying balance sheets of Baltia Airlines, Inc. as of September 30, 2002 and the related income statement for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Baltia Airlines Inc.

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

November 12, 2002

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: WECPAPC@SPRYNET.COM




                BALTIA AIR LINES, INC.
                BALANCE SHEETS
                As At SEPTEMBER 30, 2002

  ASSETS
  Current Assets
     Cash                                            $2,421
  Total Current Assets                                2,421
  Fixed Assets
  Property, Plant and Equipment
      Property, Plant and Equipment                  60,191
      Less Accumulated Depreciation                  24,969
   Net Property, Plant and Equipment                 35,222
       TOTAL ASSETS                           $      37,643


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                                $ 1,501
  Total Current Liabilities                           1,501
  Stockholders Equity
     Common Stock                                     4,868
     Preferred Stock                                  2,753
     Paid-in-Capital                              8,148,615
     Retained Earnings                           (8,119,993)
     Treasury Stock                                    (100)
  Total Stockholders Equity                          36,142
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $      37,643



  BALTIA AIR LINES INC.
  STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
  NINE MONTHS ENDED SEPTEMBER 30, 2002


                               Preferred Stock      Common Stock           Additional
                               Shares   Par Value   Shares     Par Value     Paid
                                                                           In Capital
  Balance - Dec 31, 2001         275,250   $2,753    48,679,757   $4,868   $8,138,593
  2002 Issue-Preferred Stock           0        0             -        -
  2002 Issue-Common Stock              -        -             0        0      $10,022
  Balance - September 30, 2002   275,250   $2,753    48,679,757   $4,868   $8,148,615




                               STATEMENT OF OPERATIONS

                                    Nine months Ended       August 24, 1989
                                       September 30,          (Inception) to
                                      2002         2001    September 30, 2002
                                       (Unaudited)            (Unaudited)

   Revenues                              0           0                0
   Expenses
     Depreciation                  $ 9,606     $ 6,404        $ 270,645
   Interest Expense                      0           0        1,066,659
   General and
      Administrative                 8,426       8,371        2,417,509
    Professional fees                    0       3,748        2,012,152
   Service contributions                 0           0        1,352,516
    Training Expense                     0           0          225,637
    FAA Certification                    0           0          206,633
   Media Costs                      52,812      52,812          363,083
   Abandoned fixed assets                0           0          205,162

      Total expenses                66,680      35,667        8,119,993
   Net loss                      $ (66,680)   $(35,667)    $ (8,119,993)


                               STATEMENT OF CASH FLOWS


   Cash flows from Operations         Nine months Ended        Aug 24, 1989
                                         September 30,         (inception) to
                                        2002        2001      September 30, 2002
                                           (Unaudited)           (Unaudited)
   Net Income                           $(70 844)   $(60,920)  $(8,119,993)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                            9,606       6,404       270,642
   Change in Property, Plant and
   Equipment                                   0           0      (309,066)
   Interest paid by stock                      0           0        63,500
   Change in Premedia costs               52,812      52,812       400,301
   Change in Accounts Payable             (2,379)          0     1,800,194

   Change in Officers Loan                     0           0      (368,890)
   Service Contributions                       0           0     1,352,516
   Total Adjustments                      60,039      59,216     3,209,197
   Net Cash Provided by Operations       (10,805)     (1,704)   (4,910,796)
   Cash flows from Financing Activities:
   Shareholder Loans                           0           0     1,351,573
   Paid In Capital                         10,022         41     2,925,015
   Issuance of Common Stock                    0           0     1,133,976
   Issuance of Preferred Stock                 0           0         2,753
   Issuance of Treasury Stock                  0         299      (500,100)
   Net Increase(Decrease) in Cash           (783)     (1,434)        2,421
   Equivalents
   Cash and Cash Equivalents -             3,204       3,627             0
   Beginning
   CASH AND CASH EQUIVALENTS -          $  2,421    $ 2,193      $   2,421
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

             3. PROPERTY and EQUIPMENT

             Property and equipment at September 30, 2002 (Unaudited) consisted of the following;

    Office Equipment                $53,406
    Furniture & Fixtures              6,782
        Total                        60,191
    Less, Accumulated Depreciation  (24,969)
    Total Property and Equipment    $35,222

             The useful lives of property and equipment for purposes of computing depreciation are;

  Office equipment   5-7 years
  Automobiles          5 years

             5. RELATED PARTY TRANSACTIONS

            The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 5,626,250 restricted shares of common stock at September 30, 2002 or approximately 11.56% of the Company's issued and outstanding common stock. The stock had been issued to her periodically in exchange for legal work performed since 1989 in connection with various certifications, authorities, financial matters, regulatory reporting and litigation.

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

            On October 13, 2000, the Company amended its Articles of Incorporation thereby, increasing the authorized aggregate number of preferred stock shares from 500,000 preferred stock shares at $.01 par value to 2,000,000 preferred stock shares at $.01 par value.

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

  BALTIA AIR LINES, INC., Registrant

  Date: 11-14-2002      ____ IGOR DMITROWSKY (signed) _____
                    By: Igor Dmitrowsky, President


  Date: 11-14-2002      ____ WALTER KAPLINKSY (signed)_____
                    By: Walter Kaplinsky, Secretary

  [BLTQ02-3.wpd ]