Form 10KSB/A
period 2001-12-31
BALTIA AIR LINES INC
filed 2003-01-24
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB
                   - AS AMENDED: January 23, 2003 -

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

                               Common Shares
                            Beneficially Owned    Percent of Total

 Directors and Officers

Igor Dmitrowsky . . . . . .         24,422,825           50.17%
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Walter Kaplinsky  . . . . .          3,717,294            7.64%
  2000 Quentin Rd.
Brooklyn, NY 11229

Brian Glynn . . . . . . . .            641,662            1.32%

22 Henry St.
Basking Ridge, NJ 07920

Andris Rukmanis . . . . . .            638,750            1.31%
  Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005

Anita Schiff-Spielman . . .             13,118            0.03%
  1149 Kensington Rd.
Teaneck, NJ 07666

Counsel

Steffanie J. Lewis . . . . .          5,623,331           11.55%
  3511 North 13th St.
Arlington, VA 22201


Item 12.  Certain Relationships and Related transactions.

Certain Transactions.

     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the first quarter, for services rendered, 1,396,000 share were issued to President and CEO, Igor Dmitrowsky; 245,000 were issued to Legal Counsel, Steffanie J. Lewis; and 210,000 were issued to Secretary, Walter Kaplinsky. Excepting those transactions and those identified in Part I, Note 5 to Financial Statement accompanying the audit of year 2001, and shares issued for services reported in 10QSB for the third quarter of year 2000, no officers or directors hold Company shares purchased since March 4, 1995. All securities previously purchased by officers and directors were purchased for fair market value at the time they were purchased. There are no incentive plans. Options to purchase an equal number of common shares at par value were authorized by the Shareholders at Annual Meetings on August 24, 1999 and August 24, 2000. Full disclosure has been reported on the appropriate Form 10-QSB. No options have been exercised to date.

Item 13.  Intentionally omitted.

                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Baltia Air Lines, Inc., Registrant


Date: 1-23-2003        _______ IGOR DMITROWSKY _______
                        By: Igor Dmitrowsky, President

Date: 1-23-2003        _______ WALTER KAPLINSKY ______
                        By: Walter Kaplinsky, Secretary

[bltk01a2.txt/2003-01-23]