Form 10KSB
period 2002-12-31
BALTIA AIR LINES INC
filed 2003-03-07
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [x] yes [] no

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Baltia has not commenced revenue operations to date. Registrant's revenues for its fiscal year 2002: $-0-

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on February 11, 2002: $1,021,708

           Class                                 Number Outstanding
    Common Stock - Par Value $.0001 Per Share        48,679,757
    Preferred Stock - $.01 Per Share                    275,250


                 DESCRIPTION OF SECURITIES

The authorized capital stock of the Company consists of 1,000,000,000 shares of Common Stock, $.0001 par value per share, and 2,000,000 shares of Preferred Stock, $.01 par value. As of December 31, 2002, a total of 48,679,757 shares of Common Stock are issued and outstanding and held by over 100 shareholders. A total of 275,250 shares of Preferred Stock are issued and outstanding. No stock was issued under 333-21006-NY and all securities registered therein are carried forward into Registration 333-37409. Registration 333-37409 was effective 2/12/99 and, thereafter, issuer's stock reverted back to the Company when all public purchases from the underwriter's inventory were denied clearance by the clearing agent arbitrarily and without notice or rationale.

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

Stock Transfer Agent

The Transfer Agent and Registrar for the shares of Common Stock is The Nevada Agency and Trust Company, 50 West Liberty Street,
Bank of America Plaza Suite 880, Reno, Nevada 89501: Telephone
(775)322-0626.

Warrants

The Company registered Redeemable Purchase Warrants, effective
February 12, 1999. Warrants have expired and no shares have been issued on the Warrants.

Purchase and Sale of Warrants

No assurance can be given that a trading market for the Warrants will develop, or if one does develop, whether it will sustain or at what price the Warrants will trade.

Representative's Warrants

No Representative's Warrants were issued.

Preferred Stock

The Company has authorized 2,000,000 Preferred Shares which may be issued from time to time, as authorized by the Board of Directors. Preferred shares have $.01 par value and no voting rights. As of the present date 275,250 shares of Preferred Stock are outstanding.


                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002:

     Class                                        Number of Shares

Common Stock Par Value $.0001 Per Share                 48,679,757

Preferred Stock Par Value $.01 Per Share                   275,250

Transitional Small Business Disclosure Format (Check one): No [X]

                         DOCUMENTS INCORPORATED BY REFERENCE


                               PART I

Item 1. Description of Business.

     The Company was organized in the State of New York, August 24, 1989 to provide air transportation to Russia and, the then, Soviet Union countries. Prior to 1999 the Company was preparing authorities, licenses, personnel, equipment, and financing to commence flight operations. At the beginning of 1999 the Company had all variables in place for commencing revenue service and needed only working capital to meet the U.S. Department of Transportation's regulatory requirement, i.e. cash equal to an average 1/4 of total annual expenses assuming zero revenue on the proposed Boeing 747 nonstop flights between New York and St. Petersburg, Russia. This amount was to be obtained from the Company's Initial Public Offering. The underwriter had indications for the full offering and offered the full amount of the offering to his exclusive clearing agent. The tender was refused. The clearing agent, CIBC Oppenheimer Corp., a wholy-owned subsidiary of the Canadian
Imperial Bank of Commerce with significan financial interests in the airlines with which the Company would have been competing, selectively and without rationale or notice arbitrarily refused to clear the Company's registered stock.
Without the required working capital, the Company was unable to commence revenue flights, released its rights to the Boeing 747 aircraft, and closed its airport operations base. The US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand.

The Company expects to maintain over the next twelve months. In the absence of outside investors, management is foregoing compensation and expects to contribute administrative costs incurred in developing another approach to alternate funding. On November 16, 2001 the Company was listed on the pink sheets.

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

Item 3. Intentionally Omitted


Item 4. Intentionally Omitted.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

No shares were issued by Restrant during 2002.

Registrant has 150 holder's of common equity. No dividends have been paid and it is anticipated that none will be paid during the year 2003.

Registrant has no equity compensation plans, no written purchase, savings, option, bonus, appreciation, profit sharing, thrift, incentive, pension or similar plan or written compensation contracts. Shares were issued in 2001 upon Board approval, as reported in relevant 10QSB filings, to principals who have received no other compensation for services rendered.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

     The Company will proceed with obtaining alternate funds by which to effect its plan to initiate nonstop direct flights between New York and St. Petersburg, Russia, using Boeing 747 aircraft to carry three-class passengers, cargo and mail as has been fully described in Registration Statement 333-037409. Assuming funding is obtained and timing is appropriate, within the next twelve months the Company will resume its flight operations plan.


Item 7. Financial Statements.

                            WANT & ENDER
                            C.P.A. P.C.
                            Certified Public Accountants

MARTIN ENDER CPA
STANLEY Z. WANT CPA CFP
                         Independent Auditor's Report

To the Shareholders' and Board of Directors
Baltia Air Lines, Inc
63 25 Saunders Street, #7I
Rego Park, NY 11374

We have audited the accompanying balance sheets of Baltia Air Lines, Inc. as at December 31, 2002 and 2001 and the related statements of operations, retained earnings and cash flows for the years then ended. These financial statements are the responsibility of the management. Our responsibility is to express an opinion on these financial statements, based on our audit.

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

Our examination was made primarily for the purpose of expressing an opinion on the financial statements taken as a whole, and revealed no material weakness in the accounting procedures and internal controls.

   In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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

March 4,2003

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: WECPAPC@SPRYNET.COM

              BALTIA AIR LINES, INC.
                 BALANCE SHEETS
            DECEMBER 31, 2002 and 2001
                   (Audited)

                    ASSETS

                                        2002          2001
Current Assets
 Cash                                 $ 2,416      $ 3,204
Total Current Assets                  $ 2,416      $ 3,204

Fixed Assets
 Property, Plant and Equipment
    Property, Plant and Equipment      60,191       89,656
    Less: Accumulated Depreciation    (28,171)     (44,828)
 Net Property, Plant and Equipment     32,020       44,828

Total Other Assets                    -0-	    52,812

TOTAL ASSETS                        $ 34,436     $ 100,844

The accompanying notes are an integral part of the financial statements.

                        BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                      DECEMBER 31, 2002 and 2001
                              (Audited)

              LIABILITIES AND STOCKHOLDERS EQUITY

                                             2002          2001
Current Liabilities
   Accounts Payable                     $       700        3,879
Total Current Liabilities                       700        3,879

Other Liabilities
   Officers Loan                                 -            -
Total Other Liabilities                          -            -

Stockholders Equity
   Common Stock -                             4,868          4,868
   (100,000,000 shares authorized,
    4,007,083 issued)
   Preferred Stock -                          2,753          2,753
   (2,000,000 shares authorized,
    275,250 shares issued)
   Paid-in-Capital                        8,151,470      8,138,593
   Prepaid Media Costs                            0              0
   Retained Earnings                     (8,125,255)    (8,049,149)
   Less: Treasury Stock                        (100)          (100)
Total Stockholders Equity                    33,735         96,965


TOTAL LIABILITIES AND STOCKHOLDERS EQUITY $  34,436     $  100,844


The accompanying notes are an integral part of the financial statements.

                      BALTIA AIR LINES, INC.
                 STATEMENTS OF INCOME AND EXPENSES
                 YEARS ENDED DECEMBER 31, 2002 and 2001
                                           (Audited)      (Audited)     (Unaudited)

                                             2002           2001         August 24, 1989
                                                                         (inception) to
                                                                         December 31, 2002
Expenses

  Depreciation                           $    12,808    $    12,808         273,844
  Interest Expense				   -              -	  1,066,659
  General and Adm Expenses                    10,486              -       2,419,071
  Professional Fees                                -          6,544       2,012,152
  Service Contributions                            -              -       1,352,516
  Training Expense                                 -              -         225,637
  FAA Cert Fee                                     -              -         206,633
  Media Costs                                 52,812        105,624         363,083
  Abandoned fixed asset                            -              -         205,162
Total Expenses                                76,106        124,976       8,125,255

Net Income (Loss) Before Income Taxes        (76,106)      (124,976)     (8,124,757)

Income Taxes

  Federal Income Tax                               -              -
  New York State Franchise Tax                     -            198             198
  New York City Corp Tax                           -            300             300

Total Income Taxes                                 -              -

Net Income (Loss) For The Year         $     (76,106)      (125,474)      (8,125,255)



The accompanying notes are an integral part of the financial statements.

                            BALTIA AIR LINES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (Audited)

                                   Preferred Stock       Common Stock
                                                                                Additional Paid-
                                   Shares    Par Value   Shares     Par Value       In Capital
Balance as at December 31, 1998      80,000   $   800    14,247,912   $  1,425     $ 7,870,179
1999 Issuance of Preferred Stock    195,250     1,953            -        -                  -
1999 Issuance of Common Stock             -         -    13,629,952      1,363          63,646

Balance as at December 31, 1999     275,250   $ 2,753    27,877,864  $   2,788     $ 7,933,825
2000 Issuance of Common Stock             -         -        31,717          3          52,905

Balance December 31, 2000           275,250   $ 2,753    27,909,581  $   2,791     $ 7,986,730
2001 Issuance of Common Stock             -         -    20,770,176      2,077         151,838

Balance December 31, 2001           275,250   $ 2,753    48,679,757  $   4,868     $ 8,138,593
2002 Issuance of Common Stock							        12,877

Balance December 31, 2002	    275,250   $ 2,753    48,679,757  $   4,868     $ 8,151,470

The accompanying notes are an integral part of the financial statements.

                           BALTIA AIR LINES, INC.
                     COMPARATIVE STATEMENT OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 2002 AND 2001
                                (Audited)

                                            2002              2001         August 24, 1989
                                                                            (Inception) to
                                                                           December 31, 2002
                                                                               (unaudited)
Cash Flows from Operations
Net Income                                $  (76,106)   $   (125,474)    $   (8,125,255)

Adjustments to reconcile net income to
  net cash provided by operations
  Depreciation                                 12,808         12,808            273,844
  Change in property, plant, equip.		    -              -           (309,066)
  Interest Paid by stock			    -              -             63,500
  Change in Premedia costs                     52,812        105,624            400,301
  Change in Accounts Payable                   (3,179)       (32,689)         1,799,395
  Change in Officers Loan                           -       (117,000)          (368,890)
  Service Contributions                             -              -          1,352,516
                                             ---------       -------          ---------
Total Adjustments			       62,441        (31,257)         3,211,600

                                             ---------       -------          ---------
Net Cash Provided by Operations               (13,655)       (156,731)       (4,913,655)

Cash Flows From Financing Activities
  Shareholder loans                                 -               -         1,351,573
  Paid in Capital                              12,877         156,037         2,927,870
  Common Stock issued at par value                  -             271         1,133,705
  Preferred Stock issued at par value               -              -              2,753
  Treasury Stock purchased                          -              -           (500,100)
                                             ---------       -------          ---------
Net Increase (Decrease) in Cash Equivalents      (788)         (423)              2,146
Cash and Cash Equivalents - Beginning           3,204          3,627                  -
                                             ---------       -------          ---------

CASH AND CASH EQUIVALENTS - ENDING           $  2,416    $     3,204              2,146
                                             ---------       -------          ---------

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

           3. PROPERTY and EQUIPMENT

           Property and equipment at December 31, 2002 (audited) consisted of the following;

  Office Equipment                $53,406
  Furniture & Fixtures              6,782
     Total                         60,191
  Less, Accumulated Depreciation  (28,171)
  Total Property and Equipment    $32,020

                         BALTIA AIR LINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENT

           3. PROPERTY and EQUIPMENT (Continued)

           The useful lives of property and equipment for purposes of computing depreciation are;

Office equipment   5-7 years
Automobiles        5 Years

           5. RELATED PARTY TRANSACTIONS

	  The Company's legal counsel, Steffanie Lewis, of the International Business Law Frim, P.C. owns 5,626,350 restricted shares of common stock at March 31, 2002 or approximately 12.8% of the Company's issued and outstanding common stock. Ms. Lewis was issued 875,000 restricted common shares on June 30, 1997, in exchange for legal work performed in connection wilth various certifications, authorities and financial matters.
She was previously issued 233,331 of restricted common shares in exchange for the first six month preparation for the 1990 application to the Department of Transportation for Air Line Fitness Certification.

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

          6. INCOME TAXES

          At December 3l, 2002 the Company has a net operating loss carry forward of $7,077,292, which is available to offset future taxable income. The carry forwards start to expire between the year 2006 and 2013. The Company is still liable for certain minimum state and city taxes.

          As of December 31, 2002, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

                          BALTIA AIR LINES, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENT

          7. STOCKHOLDERS' DEFICIT

         (A) Stock Options

 	  In 1999, the Company granted options to purchase
11,550,000 restricted shares of common stock, at $.0001 per share, to certain private investors including the following officers of the Company: 5,600,000 shares to Igor Dmitroswky, President of the Company; 2,100,000 shares to Steffanie Lewis, the Company's legal counsel;
1,400,000 shares to Walter Kaplinsky, the Company's secretary. As of December 31, 2002, no options have been exercised.

	  In 2000, the Company granted options to purchase 11,760,000 restricted shares of common stock, at $.0001 per share to certain investors, including the following officers of the Company: 6,860,000 shares to Igor Dmitrowsky, President of the Company; 1,750,000 shares to Steffanie Lewis, the Company's legal counsel; 1,400,000 shares to Walter Kaplinsky, the Company's secretary. As of
December 31, 2002, no options have been exercised.

	  In 2001, the Company granted options to purchase
13,860,000 restricted shares of common stock, at $.0001 per share to certain investors, including the following officers of the Company: 8,400,000 shares to Igor
Dmitrowsky, President of the Company; 2,100,000 shares to Steffanie Lewis, the Company's legal counsel; 1,400,000 shares to Walter Kaplinsky, the Company's secretary;
140,000 shares to Andris Rukmanis, the Company's Vice
President. As of December 31, 2002, no options have been exercised.

         (B) Retirement or Stock

          On November 4, 1992, the Company issued 72,912 restricted shares of stock for $500,000 to a private investor. On
November 24, 1992, these shares were repurchased for the same amount from the investor and subsequently retired.

         (C) Acquisition of Common Treasury Stock

          On September 28, 1998 the Company purchased from Igor Dmitrowsky, president of the Company, 5,833,333 common shares for $100 and has granted him an option to repurchase 7,000,000 common shares from the Company at $100 upon the completion or the Company's inaugural flight or upon the exercise of any warrants, whichever occurs first.

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

	  On November 30, 2001, the Board of Directors authorized and the majority of the current shareholders ratified a seven for one stock split of the Company's $.0001 par value common stock.

          All references in the accompanying financial statements to the number of common shares, warrants and per share amounts have been restated to reflect the reverse stock splits.

          (E) Preferred Shares

          On November 8, 2002, the Company amended its Articles of Incorporation thereby, increasing the authorized aggregate number of preferred stock shares from 500,000 preferred stock shares at $.01 par value to 2,000,000 preferred stock shares at $.01 par value.

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


Item 8.  Intentionally Omitted.

                           PART III

Item 9.  Directors, Executive officers, Promoters and Control
Persons:


                       MANAGEMENT

Executive Officers and Directors

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:

Name                     Age  Position
Igor Dmitrowsky . . . .  47   President, CEO, Director of the Board
Walter Kaplinsky  . . .  63   Secretary and Director of the Board
Andris Rukmanis . . . .  40   V.P. Europe and Director of the Board
Anita Schiff-Spielman    47   Director of the Board

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

  Principal Stockholders.

                 PRINCIPAL STOCKHOLDERS


The following table sets forth, as of December 31, 2002, the ownership of the Company's Common Stock by (i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common
Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

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
  3511 North 13th St.
Arlington, VA 22201

5% or more Shareholder

Richard Charbit
#7 Rue Saint Isaure
Paris 75018, France
shares voting power with
Yorktown Consultancy Serv. Ltd.	      2,573,352            5.28%
72 New bond St.
W1S1RR, London


Item 12.  Intentionally omitted.


Item 13.  Intentionally omitted.

                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Baltia Air Lines, Inc., Registrant


Date: 3-06-2003        _______ IGOR DMITROWSKY _______
                        By: Igor Dmitrowsky, President

Date: 3-06-2003        _______ WALTER KAPLINSKY ______
                        By: Walter Kaplinsky, Secretary

[bltk02.txt/2003-03-06]