Form 10QSB
period 2003-03-31
BALTIA AIR LINES INC
filed 2003-05-19
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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


May 15, 2003

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

We have reviewed the accompanying balance sheets of Baltia Airlines, Inc. as of March 31, 2003 and the related income statement for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Baltia Airlines Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statement in order for them to be in conformity with generally accepted accounting principles.

Respectfully submitted,

Want & Ender P.C. (signed)

Want & Ender CPA, P.C.
Certified Public Accountants
New York, NY

May 15, 2003

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: WECPAPC@SPRYNET.COM




                BALTIA AIR LINES, INC.
                BALANCE SHEETS
                As At March 31, 2003

  ASSETS
  Current Assets
     Cash                                            $3,145
  Total Current Assets                                3,145
  Fixed Assets
  Property, Plant and Equipment
      Property, Plant and Equipment                  60,191
      Less Accumulated Depreciation                  31,373
   Net Property, Plant and Equipment                 28,818
       TOTAL ASSETS                           $      31,963


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                                $   700
  Total Current Liabilities                             700
  Stockholders Equity
     Common Stock                                     4,868
     Preferred Stock                                  2,753
     Paid-in-Capital                              8,155,210
     Retained Earnings                           (8,131,467)
     Treasury Stock                                    (100)
  Total Stockholders Equity                          31,263
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $      31,963



  BALTIA AIR LINES INC.
  STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
  THREE MONTHS ENDED March 31, 2003


                               Preferred Stock      Common Stock           Additional
                               Shares   Par Value   Shares     Par Value     Paid
                                                                           In Capital
  Balance - Dec 31, 2001         275,250   $2,753    48,679,757   $4,868   $8,138,593
  2002 Issue-Preferred Stock           0        0             -        -
  2002 Issue-Common Stock	       0	0	      -        -       12,877
  2003 Issue-Preferred Stock	       0	0	      -        -
  2003 Issue-Common Stock              0        0	      -        -        3,740
  Balance - March 31, 2003       275,250   $2,753    48,679,757   $4,868   $8,155,210




                               STATEMENT OF OPPERATIONS

                                    Three Months Ended       August 24, 1989
                                         March 31,           (Inception) to
                                      2003         2002      March 31, 2003
                                       (Unaudited)            (Unaudited)

   Revenues                              0           0                0
   Expenses		            $3,202	$3,202	      $ 264,238
   Interest Expense                      0           0        1,066,659
   General and
      Administrative                 3,011       6,066        2,412,094
    Professional fees                    0           0        2,012,152
   Service contributions                 0           0        1,352,516
    Training Expense                     0           0          225,637
    FAA Certification                    0           0          206,633
   Media Costs                      	 0      52,812          310,271
   Abandoned fixed assets                0           0          205,162

      Total expenses                 6,213     62,080         8,055,362
   Net loss                       $ (6,213)  $(62,080)     $ (8,055,362)


                               STATEMENT OF CASH FLOWS


   Cash flows from Operations         Three Months Ended        Aug 24, 1989
                                           March 31,         (inception) to
                                        2002        2001      March 31, 2003
                                           (Unaudited)           (Unaudited)
   Net Income                            $(6,213)   $(62,080)  $(8,055,362)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                            3,202       3,202       264,238
   Change in Property, Plant and
   Equipment                                   0           0      (309,066)
   Interest paid by stock                      0           0        63,500
   Change in Premedia costs                    0      52,812       347,489
   Change in Accounts Payable                  0      (2,379)    1,802,573

   Change in Officers Loan                     0           0      (368,890)
   Service Contributions                       0           0     1,352,516
   Total Adjustments                       3,202      53,635     3,152,360
   Net Cash Provided by Operations        (3,011)     (8,445)   (4,903,002)
   Cash flows from Financing Activities:
   Shareholder Loans                           0           0     1,351,573
   Paid In Capital                         3,740       7,440     2,918,733
   Issuance of Common Stock                    0           0     1,133,705
   Issuance of Preferred Stock                 0           0         2,753
   Issuance of Treasury Stock                  0           0      (500,100)
   Net Increase(Decrease) in Cash            729      (1,005)        3,662
   Equivalents
   Cash and Cash Equivalents -             2,416       3,204             0
   Beginning
   CASH AND CASH EQUIVALENTS -          $  3,145     $ 2,198       $ 3,662
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

            (E) Income Taxes

            Deferred income tax assets and liabilities are computed based on temporary differences between the financial statement and the income tax bases of assets and liabilities using the enacted marginal income tax rate in effect for the year in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period.

             3. PROPERTY and EQUIPMENT

             Property and equipment at March 31, 2003 (Unaudited) consisted of the following;

    Office Equipment                $53,406
    Furniture & Fixtures              6,782
        Total                        60,191
    Less, Accumulated Depreciation  (28,171)
    Total Property and Equipment    $32,020

             The useful lives of property and equipment for purposes of computing depreciation are;

  Office equipment   5-7 years
  Automobiles          5 years

             5. RELATED PARTY TRANSACTIONS

            The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 5,626,250 restricted shares of common stock at March 31, 2003 or approximately 11.56% of the Company's issued and outstanding common stock. Ms. Lewis was issued 875,000 restricted common shares in June 1997 in exchange for $1,624,432 due her for legal work performed in connection with various certifications, authorities and financial matters. She was previously issued 233,331 of restricted common shares in exchange for the first six months preparation of the 1990 application to the Department of Transportation for Air Line Fitness Certification.

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

            6. INCOME TAXES

            At December 31, 2002 the Company has a net operating loss carry forward of $7,077,292 which is available to offset future taxable income. The Company is still liable for certain minimum state and city taxes.

            As of December 31, 2002, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

            7. STOCKHOLDERS' DEFICIT

           (A) Stock Options

            In 1999, the Company granted options to purchase 11,550,000 restricted shares of common stock, at $.0001 per share, to certain private investors including the following officers of the Company:
  5,600,000 shares to Igor Dmitrowsky, President of the Company; 2,100,000 shares to Steffanie Lewis, the Company's legal counsel; 1,400,000 shares to Walter Kaplinsky, the Company's Secretary.
  As of March 31, 2003, no options have been exercised.

           In 2000, the Company granted options to purchase 11,760,000 restricted shares of common stock, at $.0001 per share to certain investors, including the following officers of the Company: 6,860,000 shares to Igor Dmitrowsky, President of the Company; 1,750,000 shares to Steffanie Lewis, the Company's legal counsel; 1,400,000 shares to Walter Kaplinsky, the Company's Secretary. As of March 31, 2003, no options have been exercised.

           In 2001, the Company granted options to purchase 13,860,000 restricted shares of common stock, at $.0001 per share to certain investors, including the following officers of the Company: 8,400,000 to Igor Dmitrowsky, President of the Company; 2,100,000 to Steffanie Lewis, the Company's legal counsel; 1,400,000 to Walter Kaplinsky, the Company's Secretary; 140,000 shares to Andre Rukmanis, the Company's Vice President. As of March 31, 2003, no options have been exercised.

           (A) Retirement or Stock

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

           (C) Reverse Stock Split and Stock Split

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

            (D) Preferred Shares

            On November 8, 2002, the Company amended its Articles of Incorporation thereby, increasing the authorized aggregate number of preferred stock shares from 500,000 preferred stock shares at $0.1 value to 2,000,000 preferred stock shares at $.01 par value.

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

  BALTIA AIR LINES, INC., Registrant

  Date: 05-19-2003      ____ IGOR DMITROWSKY (signed) _____
                        By: Igor Dmitrowsky, President


  Date: 05-19-2003      ____ WALTER KAPLINKSY (signed)_____
                        By: Walter Kaplinsky, Secretary

  [BLTQ03-1.wpd ]