Form 10QSB
period 2003-06-30
BALTIA AIR LINES INC
filed 2003-08-18
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB (Amended)

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


August 11, 2003

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

We have reviewed the accompanying balance sheets of Baltia Airlines, Inc. as of June 30, 2003 and the related income statement for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Baltia Airlines Inc.

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

August 11, 2003

   386 PARK AVENUE SOUTH - SUITE 1618 NEW YORK, NY 10016
TEL 212.684.2414 - FAX 212 684-5433 - EMAIL: MGR@WANTENDERCPA.COM




                BALTIA AIR LINES, INC.
                BALANCE SHEETS
                As At June 30, 2003

  ASSETS
  Current Assets
     Cash                                            $2,488
  Total Current Assets                                2,488
  Fixed Assets
  Property, Plant and Equipment
      Property, Plant and Equipment                  60,191
      Less Accumulated Depreciation                  34,575
   Net Property, Plant and Equipment                 25,616
       TOTAL ASSETS                           $      28,104


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                                $   700
  Total Current Liabilities                             700
  Stockholders Equity
     Common Stock                                     4,868
     Preferred Stock                                  2,753
     Paid-in-Capital                              8,164,630
     Retained Earnings                           (8,144,746)
     Treasury Stock                                    (100)
  Total Stockholders Equity                          27,404
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $      28,104



  BALTIA AIR LINES INC.
  STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
  THREE MONTHS ENDED JUNE 30, 2003


                               Preferred Stock      Common Stock
Additional
                               Shares   Par Value   Shares     Par Value
Paid
                                                                           In
Capital
  Balance - Dec 31, 2001         275,250   $2,753    48,679,757   $4,868  $8,138,593
  2002 Issue-Preferred Stock           0        0          -        -
  2002 Issue-Common Stock              0        0          -        -         12,877

  2003 Issue-Preferred Stock           0        0          -        -
  2003 Issue-Common Stock              0        0          -        -         13,160

  Balance - June 30, 2003       275,250   $2,753    48,679,757   $4,868   $8,164,630




                               STATEMENT OF OPPERATIONS

                                     Six Months Ended       August 24, 1989
                                         June 30,           (Inception) to
                                      2003         2002      June 30, 2003
                                       (Unaudited)            (Unaudited)

   Revenues                              0           0                0
   Expenses
   Depreciation                     $6,404      $6,404        $ 267,440
   Interest Expense                      0           0        1,066,659
   General and
      Administrative                 13,087      7,464        2,422,170
    Professional fees                    0           0        2,012,152
   Service contributions                 0           0        1,352,516
    Training Expense                     0           0          225,637
    FAA Certification                    0           0          206,633
   Media Costs                           0      52,812          310,271
   Abandoned fixed assets                0           0          205,162

      Total expenses                19,491      66,680        8,068,640
   Net loss                      $ (19,491)   $(66,680)    $ (8,068,640)


                               STATEMENT OF CASH FLOWS


   Cash flows from Operations          Six Months Ended        Aug 24, 1989
                                            June 30,         (inception) to
                                        2003        2002      June 30, 2003
                                           (Unaudited)           (Unaudited)
   Net Income                            $(19,491)  $(66,680)  $(8,144,746)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                            6,404       6,404       280,247
   Change in Property, Plant and
   Equipment                                   0           0      (309,066)
   Interest paid by stock                      0           0        63,500
   Change in Premedia costs                    0      52,812       400,301
   Change in Accounts Payable                  0      (2,379)    1,799,395

   Change in Officers Loan                     0           0      (368,890)
   Service Contributions                       0           0     1,352,516
   Total Adjustments                       6,404      56,837     3,218,003
   Net Cash Provided by Operations       (13,087)     (9,843)   (4,926,743)
   Cash flows from Financing Activities:
   Shareholder Loans                           0           0     1,351,573
   Paid In Capital                        13,160       9,182     2,941,030
   Issuance of Common Stock                    0           0     1,133,976
   Issuance of Preferred Stock                 0           0         2,753
   Issuance of Treasury Stock                  0           0      (500,100)
   Net Increase(Decrease) in Cash             73        (661)        2,489
   Equivalents
   Cash and Cash Equivalents -             2,416       3,204             0
   Beginning
   CASH AND CASH EQUIVALENTS -          $  2,489     $ 2,543       $ 2,489
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

            (E) Income Taxes

            Deferred income taxes arise from temporary differences between the recording of assets and/or liabilities reported for financial accounting and tax pruposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.
  To the extent the total of deferred tax assets are not realized, a reserve is established.

             3. PROPERTY and EQUIPMENT

             Property and equipment at June 30, 2003 (Unaudited) consisted of the following;

    Office Equipment                $53,406
    Furniture & Fixtures              6,782
        Total                        60,191
    Less, Accumulated Depreciation  (34,575)
    Total Property and Equipment    $25,616

             The useful lives of property and equipment for purposes of computing depreciation are;

  Office equipment   5-7 years
  Automobiles          5 years

             5. RELATED PARTY TRANSACTIONS

            The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 5,626,250 restricted shares of common stock at June 30, 2003 or approximately 11.6% of the Company's issued and outstanding common stock. Ms. Lewis was issued 875,000 restricted common shares in June 1997 in exchange for $1,624,432 due her for legal work performed in connection with various certifications, authorities and financial matters. She was previously issued 233,331 of restricted common shares in exchange for the first six months preparation of the 1990 application to the Department of Transportation for Air Line Fitness Certification.

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

            6. INCOME TAXES

            At December 31, 2002 the Company has a net operating loss carry forward of $7,001,186, which is available to offset future taxable income. The Company is still liable for certain minimum state and city taxes.

            As of December 31, 2002, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

            7. STOCKHOLDERS' DEFICIT

           (A) Stock Options

            In 1999, the Company granted options to purchase 11,550,000 restricted shares of common stock, at $.0001 per share, to certain private investors including the following officers of the Company:
  5,600,000 shares to Igor Dmitrowsky, President of the Company; 2,100,000 shares to Steffanie Lewis, the Company's legal counsel; 1,400,000 shares to Walter Kaplinsky, the Company's Secretary.
  As of June 30, 2003, no options have been exercised.

           In 2000, the Company granted options to purchase 11,760,000 restricted shares of common stock, at $.0001 per share to certain investors, including the following officers of the Company: 6,860,000 shares to Igor Dmitrowsky, President of the Company; 1,750,000 shares to Steffanie Lewis, the Company's legal counsel; 1,400,000 shares to Walter Kaplinsky, the Company's Secretary. As of June 30, 2003, no options have been exercised.

           In 2001, the Company granted options to purchase 13,860,000 restricted shares of common stock, at $.0001 per share to certain investors, including the following officers of the Company: 8,400,000 to Igor Dmitrowsky, President of the Company; 2,100,000 to Steffanie Lewis, the Company's legal counsel; 1,400,000 to Walter Kaplinsky, the Company's Secretary; 140,000 shares to Andre Rukmanis, the Company's Vice President. As of June 30, 2003, no options have been exercised.


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

   Date: August 11, 2003  ____IGOR DMITROWSKY (signed)_________
                        By: Igor Dmitrowsky, Chief Executive Officer

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

   Date:  August 11, 2003  ______ IGOR DMITROWSKY (signed) _____
                         By: Igor Dmitrowsky, Chief Financial Officer

BALTIA AIR LINES, INC., Registrant

  Date: 08-12-2003    ______ IGOR DMITROWSKY (signed) _____
                      By: Igor Dmitrowsky, President

  Date: 08-12-2003    ____ WALTER KAPLINKSY (signed)_____
                      By: Walter Kaplinsky, Secretary

[BLTQ03-1a.txt]