Form 10QSB
period 2003-09-30
BALTIA AIR LINES INC
filed 2003-12-01
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [ ] Yes [X]

                        Class                      Number of Shares
     Common Stock - Par Value $.0001 Per Share         49,101,185
     Preferred Stock - Par Value $.01 Per Share           275,250


  Transitional Small Business Disclosure Format (Check one): No [X]


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statement.

November 18, 2003

To Whom It May Concern:

Want & Ender, CPA, P.C. grants Baltia Airlines permission to use any of the information contained in the following signed letter. Please contact Martin Ender with any questions or problems.

Sincerely,
Want & Ender, CPS, P.C. (signed)



Baltia Airlines, Inc.

To the Board of Directors and Stockholders:

We have reviewed the accompanying balance sheets of Baltia Airlines, Inc. as of September 30, 2003 and the related income statement for the period then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of Baltia Airlines Inc.

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

Respectfully submitted,

Want & Ender P.C. (signed)

November 18, 2003





                BALTIA AIR LINES, INC.
                BALANCE SHEETS
                As At SEPTEMBER 30, 2003

  ASSETS
  Current Assets
     Cash                                     $       2,023
  Total Current Assets                                2,023
  Fixed Assets
  Property, Plant and Equipment
      Property, Plant and Equipment                  60,191
      Less Accumulated Depreciation                  37,777
   Net Property, Plant and Equipment                 22,414
       TOTAL ASSETS                           $      24,437


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                          $         700
  Total Current Liabilities                             700
  Stockholders Equity
     Common Stock                                     4,910
     Preferred Stock                                  2,753
     Paid-in-Capital                              8,206,922
     Retained Earnings                           (8,190,748)
     Treasury Stock                                    (100)
  Total Stockholders Equity                          23,737
   TOTAL LIABILITIES AND STOCKHOLDERS EQUITY  $      24,437



  BALTIA AIR LINES INC.
  STATEMENTS OF CHANGES OF SHAREHOLDERS EQUITY
  NINE MONTHS ENDED SEPTEMBER 30, 2003


                               Preferred Stock      Common Stock             Additional
                               Shares   Par Value   Shares     Par Value        Paid
                                                                             In Capital
  Balance - Dec 31, 2001         275,250   $2,753     48,679,757   $4,868  $8,138,593
  2002 Issue-Preferred Stock           0        0          -           -
  2002 Issue-Common Stock              0        0          -           -       12,877

  2003 Issue-Preferred Stock           0        0          -           -
  2003 Issue-Common Stock              0        0        421,428       42      55,452

  Balance - September 30, 2003   275,250   $2,753     49,101,185   $4,910  $8,206,922




                                             STATEMENT OF OPERATIONS

                                     Nine Months Ended       August 24, 1989
                                        September 30,         (Inception) to
                                      2003         2002      September 30, 2003
                                         (Unaudited)            (Unaudited)

   Revenues                              0           0                0
   Expenses
   Depreciation                   $  9,606    $  9,606      $   270,642
   Interest Expense                      0           0        1,066,659
   General and
      Administrative                55,887       8,426        2,464,970
    Professional fees                    0           0        2,012,152
   Service contributions                 0           0        1,352,516
    Training Expense                     0           0          225,637
    FAA Certification                    0           0          206,633
   Media Costs                           0      52,812          310,271
   Abandoned fixed assets                0           0          205,162

      Total expenses                65,493      70,844        8,114,642
   Net loss                      $ (65,493)    (70,844)    $ (8,114,642)


                               STATEMENT OF CASH FLOWS


   Cash flows from Operations          Nine Months Ended        Aug 24, 1989
                                          September 30,         (inception) to
                                        2003        2002      September 30, 2003
                                           (Unaudited)           (Unaudited)
   Net Income                          $ (65,493) $  (70,844)  $(8,190,748)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                            9,606       9,606       283,449
   Change in Property, Plant and
   Equipment                                   0           0      (309,066)
   Interest paid by stock                      0           0        63,500
   Change in Premedia costs                    0      52,812       400,301
   Change in Accounts Payable                  0      (2,379)    1,799,395

   Change in Officers Loan                     0           0      (368,890)
   Service Contributions                       0           0     1,352,516
   Rounding				       1	   0		 1
   Total Adjustments                       9,607      60,039     3,221,206
   Net Cash Provided by Operations       (55,886)    (10,805)   (4,969,542)
   Cash flows from Financing Activities:
   Shareholder Loans                           0           0     1,351,573
   Paid In Capital                        55,451      10,022     2,983,321
   Issuance of Common Stock                   42                 1,134,018
   Issuance of Preferred Stock                 0           0         2,753
   Issuance of Treasury Stock                  0           0      (500,100)
   Net Increase(Decrease) in Cash           (393)       (783)        2,023
   Equivalents
   Cash and Cash Equivalents -             2,416       3,204             0
   Beginning
   CASH AND CASH EQUIVALENTS -          $  2,023    $  2,421       $ 2,023
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

           (B) Property and Equipment

            The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Leasehold improvements are depreciated over the lesser of the term of the related lease or the estimated lives of the assets. Depreciation is computed on the straight line method for financial reporting purposes and tax purposes.

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

             3. PROPERTY and EQUIPMENT

             Property and equipment at September 30, 2003 (Unaudited) consisted of the following;

    Office Equipment                $53,406
    Furniture & Fixtures              6,782
        Total                        60,191
    Less, Accumulated Depreciation  (37,777)
    Total Property and Equipment    $22,414

             The useful lives of property and equipment for purposes of computing depreciation are;

  Office equipment   5-7 years
  Automobiles          5 years

             5. RELATED PARTY TRANSACTIONS

            The Company's legal counsel, Steffanie Lewis, of the International Business Law Firm, P.C. owns 5,626,250 restricted shares of common stock at September 30, 2003 or approximately 11.5% of the Company's issued and outstanding common stock. Ms. Lewis was issued 875,000 restricted common shares in June 1997 in exchange for $1,624,432 due her for legal work performed in connection with various certifications, authorities and financial matters. She was previously issued 233,331 of restricted common shares in exchange for the first six months preparation of the 1990 application to the Department of Transportation for Air Line Fitness Certification.

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

            6. INCOME TAXES

            At December 31, 2002 the Company has a net operating loss carry forward of $7,077,292, which is available to offset future taxable income. The Company is still liable for certain minimum state and city taxes.

            As of December 31, 2002, a net deferred tax benefit has not been reflected to record temporary differences between the amount of assets and liabilities recorded for financial reporting and income tax purposes due to the establishment of a 100% valuation allowance relating to the uncertainty of recoverability.

            7. STOCKHOLDERS' DEFICIT

           (A) Stock Options

            In 1999, the Company granted options to purchase 11,550,000 restricted shares of common stock, at $.0001 per share, to certain private investors including the following officers of the Company:
  5,600,000 shares to Igor Dmitrowsky, President of the Company; 2,100,000 shares to Steffanie Lewis, the Company's legal counsel; 1,400,000 shares to Walter Kaplinsky, the Company's Secretary.
  As of September 30, 2003, no options have been exercised.

           In 2000, the Company granted options to purchase 11,760,000 restricted shares of common stock, at $.0001 per share to certain investors, including the following officers of the Company: 6,860,000 shares to Igor Dmitrowsky, President of the Company; 1,750,000 shares to Steffanie Lewis, the Company's legal counsel; 1,400,000 shares to Walter Kaplinsky, the Company's Secretary. As of September 30, 2003, no options have been exercised.

           In 2001, the Company granted options to purchase 13,860,000 restricted shares of common stock, at $.0001 per share to certain investors, including the following officers of the Company: 8,400,000 to Igor Dmitrowsky, President of the Company; 2,100,000 to Steffanie Lewis, the Company's legal counsel; 1,400,000 to Walter Kaplinsky, the Company's Secretary; 140,000 shares to Andre Rukmanis, the Company's
  Vice President.  As of September 30, 2003, no options have been exercised.


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

   Date: November 29, 2003  ____IGOR DMITROWSKY (signed)_________
                        By: Igor Dmitrowsky, Chief Executive Officer

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

   Date:  Novemnber 29, 2003  ______ IGOR DMITROWSKY (signed) _____
                         By: Igor Dmitrowsky, Chief Financial Officer

BALTIA AIR LINES, INC., Registrant

  Date: 11-29-2003    ______ IGOR DMITROWSKY (signed) _____
                      By: Igor Dmitrowsky, President

  Date: 11-29-2003    ____ WALTER KAPLINKSY (signed)_____
                      By: Walter Kaplinsky, Secretary

[BLTQ03-3.txt]