Form 10KSB
period 2003-12-31
BALTIA AIR LINES INC
filed 2004-07-26
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Baltia has not commenced revenue operations to date. Registrant's revenues for its fiscal year 2003: $-0-

The aggregate market value of the voting common equity held by non-affiliates computed by December 31, 2003: $7,824,877

           Class                                 Number Outstanding
    Common Stock - Par Value $.0001 Per Share        52,165,847
    Preferred Stock - $.01 Per Share                    66,500


                 DESCRIPTION OF SECURITIES

The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, $.0001 par value per share, and 2,000,000 shares of Preferred Stock, $.01 par value. As of December 31, 2003, a total of 52,165,847 shares of Common Stock are issued and outstanding and held by over 100 shareholders. A total of 66,500 shares of Preferred Stock are issued and outstanding. No stock was issued under 333-21006-NY and all securities registered therein are carried forward into Registration 333-37409. Registration 333-37409 was effective 2/12/99.

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

Representative's Warrants

No Representative's Warrants were issued.

Preferred Stock

The Company has authorized 2,000,000 Preferred Shares which may be issued from time to time, as authorized by the Board of Directors. Preferred shares have $.01 par value and no voting rights. As of the present date 66,500 shares of Preferred Stock are outstanding.


                            BALTIA IS A CORPORATE ISSUER

The number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2003:

     Class                                        Number of Shares

Common Stock Par Value $.0001 Per Share                 52,165,847

Preferred Stock Par Value $.01 Per Share                   66,500

Transitional Small Business Disclosure Format (Check one): No [X]

                         DOCUMENTS INCORPORATED BY REFERENCE


                               PART I

Item 1. Description of Business.

     The Company was organized in the State of New York, August 24, 1989 to provide air transportation to Russia and, the then, Soviet Union countries. Prior to 1999 the Company was preparing authorities, licenses, personnel, equipment, and financing to commence flight operations. At the beginning of 1999 the Company had all variables in place for commencing revenue service and needed only working capital to meet the U.S. Department of Transportation's regulatory requirement, i.e. cash equal to an average 1/4 of total annual expenses assuming zero revenue on the proposed Boeing 747 nonstop flights between New York and St. Petersburg, Russia. This amount was to be obtained from the Company's Initial Public Offering. The underwriter had indications for the full offering and offered the full amount of the offering to his exclusive clearing agent. The tender was refused. The clearing agent, CIBC Oppenheimer Corp., a wholy-owned subsidiary of the Canadian
Imperial Bank of Commerce with significant financial interests in the airlines with which the Company would have been competing, selectively and without rationale or notice arbitrarily refused to clear the Company's registered stock.
Without the required working capital. The US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand.

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

     Office equipment

Item 3. Intentionally Omitted


Item 4. Intentionally Omitted.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

No shares were issued by Restrant during 2003.

Registrant has over 180 holder's of common equity. No dividends have been paid and it is anticipated that none will be paid during the year 2003.

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


Item 7. Financial Statements.


          BALTIA AIR LINES, INC.
       (a development stage company)

        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders Baltia Air Lines, Inc.

I have audited the accompanying balance sheet of Baltia Air Lines, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Baltia Air Lines, Inc. as of
 December 31, 2002 were audited by other auditors whose report dated March 4, 2003 expressed an unqualified opinion on those financial statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America..

The Company has incurred operating losses since inception and does not currently have sufficient capital to commence revenue flight operations. Note 4 of the financial statements addresses Management's Plan regarding the future operations of the Company.

Michael F. Cronin,
CPA Rochester. New York

April 10, 2004

           Baltia Air Lines, Inc.
              Balance Sheets
      (A Development Stage Company)

                                              12/31/2003     12/31/2002
           Assets
Current Assets                                 $    2,432   $    2,416

Property & Equipment:
Equipment                                          60,191       60,191
Accumulated Depreciation                          (40,979)     (28,171)
  Net Property & Equipment                         19,212       32,020

Other:
Lease deposit on airplane                          50,000            0


Total Assets                                    $  71,644   $   34,436

Liabilities & Equity

Current Liabilities:
Accounts Payable                                $     700          700

Equity:
Preferred stock - 2,000,000
  authorized $0.01 par value
  66,500 issued & outstanding
  (275,250 in 2002)                                   665        2,753

Common Stock - 100,000,000
  authorized $0.0001 par value
  52,165,847 issued & outstanding
  (48,679,757 in 2002)                              5,217        4,868
Additional paid in capital                      8,291,223    8,151,370

Deficit Accumulated During
  Development Stage                            (8,226,161)  (8,125,255)

Total Equity                                   $   70,944  $    33,736

Total Liabilities & Equity                     $   71,644  $    34,436

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Baltia Air Lines, Inc.
Statements of Operations
(A Development Stage Company)

                                                      Fiscal Years Ended          Inception to
                                                  12/31/2003      12/31/2002      12/31/2003
Revenue                                         $          0    $          0     $          0

Costs & Expenses
 General & administrative
 FAA certification costs                                   0               0          206,633
 Training                                                  0               0          225,637
 Depreciation                                         12,808          12,808          286,652
 Other                                                     0          52,812          568,245
 Interest                                                  0               0        1,066,659

Loss before income taxes                            (100,581)        (76,106)      (8,225,338)

Income Taxes                                             325               0              823

Deficit Accumulated During Development Stage    $   (100,906)   $    (76,106)    $ (8,226,161)

Per share amounts:
Basic & Diluted:
  Loss                                          $      (0.00)          (0.00)
  Weighted Average                                49,769,573      48,679,757

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Baltia Air Lines, Inc.
Statements of Cash Flows
(A Development Stage Company)

                                                            Fiscal Years Ended            Inception to
                                                         12/31/2003     12/31/2002        12/31/2003
Cash flows from operating activities:
Deficit Accumulated During Development Stage             $  (100,906)   $  (76,106)       $ (8,226,161)
Adjustments required to reconcile deficit accumulated
  during development stage to cash used in operating
  activities:
Depreciation                                                  12,808        12,808             286,652
Expenses paid by issuance of common stock                        402             0              63,902
(Increase) decrease in prepaid expenses                            0        52,812             400,301
Increase (decrease) in accounts payable & accrued expenses         0        (3,179)          3,152,181
Cash flows used by operating activities:                     (87,696)      (13,665)         (4,323,125)

Cash flows from investing activities:
Purchase of equipment                                              0             0            (309,066)
Deposit on airplane lease                                    (50,000)            0             (50,000)
Cash used in investing activities                            (50,000)            0            (359,066)

Cash flows from financing activities:
Proceeds from issuance of common stock                       137,712        12,877           4,199,287
Proceeds from issuance of preferred stock                          0             0               2,753
Loans from related parties                                         0             0           1,351,573
Repayment of related party loans                                   0             0            (368,890)
Acquisition of treasury stock                                      0             0            (500,100)
 Cash generated by financing activities                      137,712        12,877           4,684,623

Change in cash                                                    16          (788)              2,432
Cash-beginning of period                                       2,416         3,204                   0
Cash-end of period                                           $ 2,432    $    2,416        $      2,432

See Summary of Significant Accounting Policies and Notes to Financial Statements

Baltia Air Lines, Inc.
Statements of Shareholders' Equity
(A Development Stage Company)
                                            Preferred                       Common                 Deficit
                                                                                                   Accumulated
                                                                         Common    Additional      During Development
                                                Par                      Stock     Paid-In         Stage
                                      Shares   Value        Shares       Amount    Capital
Balance at December 31, 2001         275,250 $ 2,753      48,679,757   $ 4,868    $ 8,138,593        $  8,049,149)
Contribution of Additional Capital                                                     12,877
Net Loss                                                                                                  (76,106)
Balance at December 31, 2002         275,250   2,753      48,679,757     4,868      8,151,470          (8,125,255)

Exercise of Warrants and Options                           2,934,662       293         86,906
Stock issued for cash                                        696,428        70         50,442
Stock issued for services                                   (145,000)      (15)           417
Eliminated Treasury Stock Account                                                        (100)
Correct error in Preferred Stock    (208,750) (2,088)                                   2,088
Net Loss                                                                                                 (100,906)
Balance at December 31, 2003          66,500 $   665       52,165,847   $ 5,217    $ 8,291,881        $ (8,226,161)

See Summary of Significant Accounting Policies and Notes to Financial Statements

             BALTIA AIR LINES, INC.
        ( a development stage company )
                 BACKGROUND
     AND SIGNIFICANT ACCOUNTING POLICIES
               December 31, 2003

The Company

The Company was formed as a U.S. airline on August 24, 1989 in the State of New York. Our objective is to provide scheduled air transportation from the U.S. to Russia, the Baltic States and Ukraine. In 1991, the Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi as well as back up service to Moscow. We have two registered trademarks "BALTIA" and "VOYAGER CLASS," and five trademarks subject to registration.
Our activities to date have been devoted principally to raising capital, obtaining route authority and approval from the DOT and the FAA, training crews, and conducting market research to develop the Company's marketing strategy.

Regulatory Compliance

We intend to operate as a Part 121 carrier, a heavy jet operator. As such, following certification we will be required to maintain our air carrier standards as prescribed by DOT and FAA regulation and as specified in the FAA approved Company manuals. As part of its regulatory compliance we will be required to submit periodic reports of our operations to the DOT.

Basis of Presentation

The financial statements have been presented in a "development stage" format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining Route Authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.

Significant Accounting Policies:

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, the Company considers those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Property and Equipment Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place. Preoperating costs related to the integration of new types of aircraft are charged to expense as incurred. The cost of modifications to the aircraft interior are capitalized and depreciated over the lesser of the life of the aircraft or the life of the modification. For the years ended December 31, 2003 and 2002, depreciation expense amounted to $12,808 for each year.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets including equipment, goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

Revenue Recognition: Passenger revenue is recognized when the passenger travels. Tickets sold but not yet used are reported as air traffic liability. Freight and mail revenues are recognized when service is provided.

Stock Based Compensation: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

 In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation --- Transition and Disclosure, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends
SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board ("APB") Opinion
No. 25, Accounting for Stock Issued to Employees.

We account for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, we have chosen to continue to account for our employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

We have adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003. The adoption of this standard had no impact on the our financial condition or operating results.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Earnings per Common Share: Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issueable upon the conversion of our Preferred Stock. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

If we had generated earnings during the year ended December 31, 2003, we would have added 3,970,662 common equivalent shares, to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 3,771,162 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.
Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

Recent Accounting Pronouncements

In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001.

SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable. As provided for in SFAS 143, we have elected early adoption of this statement in our fiscal year beginning January 1, 2002.
In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
Reporting the Effects of Disposal of a Segment of a Business.
SFAS 144 is effective for fiscal years beginning after December
15, 2001 (with early adoption permitted under certain circumstances). SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

As provided for in SFAS 144, we have elected early adoption of this statement in our fiscal year beginning January 1, 2002.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue
No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146. As of December 31, 2003, management has not determined the impact of SFAS No. 146 on the Company's financial statements.

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN
46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective
December 29, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE's.

              BALTIA AIR LINES, INC.
          (a development stage company)
         NOTES TO FINANCIAL STATEMENTS
                December 31, 2003

1. Income Taxes:
The Company has approximately $7,700,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2021. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that our net operating loss carry-forwards will not be utilized; therefore we have provided for a valuation allowance against the related deferred tax asset
A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

                                                                  December 31,       December 31,
                                                                      2003               2002
Federal Deferred Tax Asset Relating to Net Operating Losses    $    2,000,852       $  1,966,960

State Deferred Tax Asset Relating to Net Operating Losses             511,726            503,059

Less: Valuation Allowance                                          (2,512,578)        (2,470,019)

Total Deferred Tax Asset                                       $            0       $          0


2. Commitments:

            Facilities

The Company leases its office space for its administrative offices, under a month to month agreement, at a monthly rental of approximately $ 800.

            Airplane Lease

On December 16, 2003 we signed a Letter of Intent, and remitted a $ 50,000 deposit to secure an operating lease on a 316 seat aircraft. Delivery was postponed and the $ 50,000 was returned pending a rescheduling of the delivery date.

3. Stockholders' Equity:

          Preferred Stock

 We are authorized to issue up to a maximum of 2 million shares
(66,500 shares outstanding) of Preferred Stock. We can issue these shares as our board of directors shall from time to time fix by resolution.

Our Preferred Stock is not entitled to share in any dividends declared on the Common Stock and has no voting rights. Each share is convertible in to 3 shares of Common. The liquidation preference is set by this conversion formula and results in a pro rata claim on the Company's assets based upon the underlying common shares issuable (199,500) upon conversion.

 Stock Issued for Cash

In August 2003, we issued 696,428 shares of our common stock for a total of $50,512. The shares are not registered and subject to restrictions as to transferability.

Stock Issued for Services

In 2003, we issued 10,000 shares of our common stock in exchange for services. The shares were valued at $ 402 or $0.04 per share which approximated the market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability. We also issued 20,000 shares to correct a prior issuance and cancelled 175,000 shares issued in error in a previous fiscal year.

Stock Issued Due to Exercise of Warrants & Options

During 2003 holders of 2,934,662 warrants, registered in our 1999 registration statement, exercised their option to acquire a like amount of shares of Common Stock. The options were at various exercise prices and resulted in proceeds of $ 81,200.

Stock Based Compensation

Stock based compensation is accounted for by using the intrinsic value based method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"
("APB 25"). The Company has adopted Statements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation, ("SFAS 123") which allows companies to either continue to account for stock based compensation to employees under APB 25, or adopt a fair value based method of accounting.
The Company has elected to continue to account for stock based compensation to employees under APB 25. APB 25 recognizes compensation expense for options granted to employees only when the market price of the stock exceeds the grant exercise price at the date of the grant. The amount reflected as compensation expense is measured as the difference between the exercise price and the market value at the date of the grant.

There were no employee or non-employee options granted in either fiscal year ended December 31, 2003 or 2002.

            Warrants and Options

No warrants or options were granted in 2003. The following table summarizes warrants and options outstanding at December 31, 2003:


                                                        Weighted       Weighted
                                                        Average        Average
                                                        Exercise       Fair
                                       Shares           Price          Value
Balance 1/1/03                          46,445,824        $0.0001         Nil
Granted during 2003                              0        $0.00           Nil
Exercised/Lapsed during 2003            (2,934,662)       $0.03           Nil
Balance 12/31/03                        43,511,162        $0.0001         Nil

    Options Outstanding & Exercisable at 12/31/03:       Options Outstanding at 12/31/03:
                              Weighted                                          Weighted
                              Average                                           Average
                              Remaining     Weighted                            Remaining     Weighted
     Range of                 Contractual   Average      Range of               Contractual   Average
     Exercise                 Life in       Exercise     Exercise               Life in       Exercise
     Prices      Shares       Months        Price        Prices     Shares      Months        Price
     $ 0.0001    3,771,162      2.0         $ 0.03       $ 0.0001   39,740,000   60.0         $ 0.0001

The outstanding options of 39,740,000 are primarily granted to management and vest upon the completion of the first revenue flight.

4. Management's Plan of Operation.

We do not currently have sufficient capital to commence revenue flight operations and must rely on additional sources of financing in order to maintain our current level of operations. During 2003 and into 2004 we continued to finance our operations through the issuance of our common stock and the continued exercise of warrants associated with our 1999 public offering. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $1,500-$2,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2004.

In 2004 we plan to raise $1 to 1.3 mm in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

Management has considered the overall pipeline effect that enhances the initial cash position of a startup carrier. It is the industry practice for passengers to purchase tickets in advance of their flights while service vendors bill the carrier later.

In order that a new airline would not fly empty on day one, approximately 30 days prior to the expected inaugural date the DOT authorizes sales of tickets and cargo. Such funds from advance sales, estimated at approximately $3 mm for the company, accumulate in an escrow account, and are released upon the issuance of the air carrier certificate.

There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion.


Item 8.  Intentionally Omitted.

                           PART III

Item 9.  Directors, Executive officers, Promoters and Control
Persons:
                       MANAGEMENT

Executive Officers and Directors

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:

Name                     Age  Position
Igor Dmitrowsky . . . .  48   President, CEO, Director of the Board
Walter Kaplinsky  . . .  64   Secretary and Director of the Board
Andris Rukmanis . . . .  41   V.P. Europe and Director of the Board
Anita Schiff-Spielman    48   Director of the Board

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

                               Common Shares
                            Beneficially Owned    Percent of Total
 Directors and Officers

Igor Dmitrowsky . . . . . .         24,422,825           46.82%
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Walter Kaplinsky  . . . . .          3,717,294            7.13%
  2000 Quentin Rd.
Brooklyn, NY 11229

Andris Rukmanis . . . . . .            638,750            1.22%
  Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005

Anita Schiff-Spielman . . .             13,118            0.03%
  1149 Kensington Rd.
Teaneck, NJ 07666

Counsel

Steffanie J. Lewis . . . . .          5,623,331           10.78%
  3511 North 13th St.
Arlington, VA 22201

5% or more Shareholder


Item 12.  Intentionally omitted.


Item 13.  Intentionally omitted.

                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Baltia Air Lines, Inc., Registrant


Date: 07-26-2004        _______ IGOR DMITROWSKY _______
                        By: Igor Dmitrowsky, President

Date: 07-26-2004        _______ WALTER KAPLINSKY ______
                        By: Walter Kaplinsky, Secretary

                SIGNATURES and CERTIFICATIONS

I, Igor Dmitrowsky, the Registrant's Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Baltia Air Lines, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: July 26, 2004  ____IGOR DMITROWSKY (signed)_________
                        By: Igor Dmitrowsky, Chief Executive Officer

I, Igor Dmitrowsky, the Registrant's Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Baltia Air
Lines, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  July 26, 2004  ______ IGOR DMITROWSKY (signed) _____
                         By: Igor Dmitrowsky, Chief Financial Officer

BALTIA AIR LINES, INC., Registrant

  Date: 07-26-2004    ______ IGOR DMITROWSKY (signed) _____
                      By: Igor Dmitrowsky, President

  Date: 07-26-2004    ____ WALTER KAPLINKSY (signed)_____
                      By: Walter Kaplinsky, Secretary
[bltk03.txt/2004-07-24]