Form 10KSB/A
period 2003-12-31
BALTIA AIR LINES INC
filed 2005-05-03
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB/A

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                   (as amended May 2, 2005)

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



ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

In January 2004 Want & Ender CPA, PC, our former certifying accountant, advised our chief financial officer by telephone that they had not registered with the Public Company Accounting Oversight
Board (PCAOB) and did not intend to do so. While Want & Ender did not formally resign or decline to stand for re-election as our certifying accountant, it advised management that our company should retain a PCAOB registered firm to audit its financial statements for the year ended December 31, 2003. On February, 2004, our board of directors voted to dismiss the firm of Want & Ender as our company's certifying accountant and retain a successor auditor.

The report of Want & Ender on our financial statements for the years ended December 31, 2001 and 2002 did not contain an adverse opinion or disclaimer of opinion.

During the years ended December 31, 2001 and 2002 and the subsequent interim periods, there were no disagreements between our company and Want & Ender on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Want & Ender's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report.

During the years ended December 31, 2001 and 2002 and the subsequent interim periods, Want & Ender did not advise our company with respect to any of the matters specified in sub-paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K.

On February 27, 2004, Michael F. Cronin, CPA, was retained to audit our financial statements for the year ended December 31, 2003 and to serve as our certifying accountant until the board elects a successor. Our company has not consulted Michael F. Cronin, CPA with respect to either a) the application of accounting principles to a specified transaction,either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or
(b) any matter that was either subject of a disagreement or a reportable event specified in sub-paragraphs (a)(1)(iv) or (a)(1(v) of Item 304 of Regulation S-K).

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

                         Baltia Air Lines, Inc., Registrant


Date: May 2, 2005        _______ IGOR DMITROWSKY _______
                        By: Igor Dmitrowsky, President

Date: May 2, 2005        _______ WALTER KAPLINSKY ______
                        By: Walter Kaplinsky, Secretary

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

   Date: May 2, 2005  ____IGOR DMITROWSKY (signed)_________
                        By: Igor Dmitrowsky, Chief Executive Officer

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

   Date:  May 2, 2005  ______ IGOR DMITROWSKY (signed) _____
                         By: Igor Dmitrowsky, Chief Financial Officer

BALTIA AIR LINES, INC., Registrant

  Date: May 2, 2005    ______ IGOR DMITROWSKY (signed) _____
                      By: Igor Dmitrowsky, President

  Date: May 2, 2005    ____ WALTER KAPLINKSY (signed)_____
                      By: Walter Kaplinsky, Secretary

[bltk03a.txt/2005-05-02]