Form 10QSB
period 2004-03-31
BALTIA AIR LINES INC
filed 2005-05-12
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                         BALTIA AIR LINES, INC.
          (Exact name of registrant as specified in its charter)

  STATE of NEW YORK                         11-2989648
 (State of Incorporation)         (IRS Employer Identification No.)

          63-25 SAUNDERS STREET, SUITE 7 I, REGO PARK, NY 11374
                (Address of principal executive offices)

  Registrant's telephone number, including area code: (718) 275 5205


  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [X ] Yes [ ]

                        Class                      Number of Shares
     Common Stock - Par Value $.0001 Per Share         58,315,009
     Preferred Stock - Par Value $.01 Per Share            66,500


  Transitional Small Business Disclosure Format (Check one): No [X]



PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)


                                         3/31/2004           12/31/2003
                                         (Unaudited)
ASSETS
  Current Assets
     Cash                              $      1,142         $     2,432

 Plant and Equipment
      Equipment                              60,191              60,191
      Less Accumulated Depreciation         (44,181)            (40,979)
  Net Property, Plant and Equipment          16,010              19,212
  Other:
    Lease Deposit on Airplane                50,000              50,000

     TOTAL ASSETS                      $     67,152         $    71,644


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $       700   $         700

  Equity
  Preferred Stock                              665             665
  Common Stock                               5,832           5,217

     Paid-in-Capital                     8,388,365       8,291,223
     Deficit Accumulated During
      Development Stage                 (8,328,410)     (8,226,161)
     Total Equity                           66,452          70,944
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY             $    67,152    $     71,644

     See notes to unaudited interim financial statements.

                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                                     Three Months Ended  August 24, 1989
                                        March 31,        (Inception) to
                                 2004        2003        March 31, 2004
                             (Unaudited)  (Unaudited)      (Unaudited)

   Revenues                           0              0                0

   Costs & Expenses

   General and
      Administrative        $    99,047   $      3,011     $  5,970,559
   FAA Certification                  0              0          206,633
   Training Expense                   0              0          225,637
   Depreciation             $     3,202   $      3,202     $    289,854
   Other                              0              0          568,245
   Interest                           0              0        1,066,659
      Total expenses            102,249          6,213        8,327,587
   Loss before income taxes    (102,249)        (6,213)      (8,327,587)

   Income Taxes                       0              0              823

   Deficit Accumulated During
      Development Stage:    $  (102,249)        (6,213)   $  (8,328,410)
   Per share amounts:
   Loss                             Nil            Nil
   Weighted Average Shares
      Outstanding            53,914,812     48,679,757

   See notes to unaudited interim financial statements.

                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Three Months Ended     Aug 24, 1989
                                              March 31,        (inception) to
                                         2004           2003    March 31, 2004
                                     (Unaudited)    (Unaudited)    (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage              $ 102,249)  $   (6,213) $  (8,328,410)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                             3,202        3,202        289,854
   Expenses paid by issuance of
        common stock                       52,450            0        116,352
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses        0            0      3,152,181
     Cash used by operating activities:   (46,597)      (3,011)    (4,369,722)

   Cash flows from investing activities:
   Purchase of Equipment                        0            0       (309,066)
   Deposit on Airplane Lease                    0            0        (50,000)
     Cash used in investing activities:         0            0       (359,066)

   Cash flows from financing activities:
   Issuance of Common Stock                45,307        3,740      4,244,594
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:          45,307        3,740      4,729,930
   Change in cash                          (1,290)         729          1,142
   Cash-beginning of period                 2,432        2,416              0
     Cash -end of period                    1,142        3,145          1,142

   See notes to unaudited interim financial statements.


                  NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS - MARCH 31, 2004


1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual
Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2004 and 2003.
All such adjustments are of a normal recurring nature.
The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a "development stage" format. Since inception, our obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation.
We have not commenced our principal revenue producing activities.

2.     Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period.
Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly.
It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented
If we had generated earnings during the quarter ended
March 31, 2004, we would have added 42,224,779 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 42,025,079 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

If we had generated earnings during the quarter ended
March 31, 2003, we would have added 47,271,574 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 46,445,824 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 825,750 shares issuable upon the conversion or our Preferred Stock

3.      Stockholders' Equity

        Stock Issued for Cash

In 2004, we issued 2,000,000 shares of our common stock for a total of $ 8,849 and have a subscription of $ 13,181 for the balance. The shares are not registered and subject to restrictions as to transferability.

        Stock Issued for Services

In 2004, we issued 303,000 shares of our common stock in exchange for services. The shares were valued at $ 52,450 or about $0.17 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability. We also issued 75,000 shares to correct a prior issuance.

       Stock Issued Due to Exercise of Warrants & Options

During 2004 holders of 3,771,162 warrants, registered in our 1999 registration statement, exercised their option to acquire a like amount of shares of Common Stock. The options were at various exercise prices and resulted in proceeds of $ 36,459.

4.     New Accounting Standards

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending September 30, 2004. We do not anticipate that adopting EITF 03-06 will have any impact on our financial statements.

Variable Interest Entities: In January 2003, the
FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51" ("FIN 46"). The primary objectives of
FIN 46 were to provide guidance on the identification of entities for which control is achieved through means other than through voting rights and how to determine when and which business enterprise should consolidate the variable interest entity ("VIE").
We adopted FIN 46 on July 1, 2003. The implementation of FIN 46 did not have an impact on the earnings or financial position of the Company.

Item 2.   Management's Discussion and Analysis and Plan of Operation.

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

OVERVIEW

The company was organized in the State of New York, August 24, 1989. Its objective is to provide scheduled air transportation from the U.S. to Russia, and former Soviet Union countries. In 1991, the Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi as well as back up service to Moscow. For lack of sufficient working capital, the US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand. Since such time, Baltia has engaged in market research, operations development and planning, as well as activities to raise requisite finances. These costs are borne by Baltia shareholders and principals.

With the exception of the JFK - Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia can reapply pending financing. Baltia intends to supply full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks subject to registration.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company's starting revenue operations is dependent upon it timely procuring significant external debt and/or equity financing to fund its immediate and nearer-term operations, and subsequently realizing operating cash flows from ticket sales sufficient to sustain its longer-term operations and growth initiatives.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually re-evaluated based upon available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgment and estimates are used include, but are not limited to valuation of long lives assets and deferred income taxes.

Valuation of Long-Lived Assets: We review the recoverability of our long-lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows.

The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

We amortize the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required.

Stock-Based Compensation Plans: We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement
No. 123," or SFAS 148, using the Black-Scholes pricing model. We charge the value of the equity instrument to earnings and in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans an interpretation of
APB Opinions No. 15 and 25."

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur.

Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the carry-forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuating allowance against substantially all of our net deferred tax assets. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance are to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and to the extent to which, additional taxes will be due.
If we ultimately determine that payment of these amounts is unnecessary, we will reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We will record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2004 and 2003 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $96,036 to $99,047 in the three months ended March 31, 2004 as compared to $3,011 in the three months ended March 31, 2003. This increase is mainly the result of increased activity in preparing for air carrier certification. We also had a depreciation of $3,202.

Primarily as a result of the foregoing, we incurred a net loss of $102,249 (Nil per basic and diluted share) in the three months ended March 31, 2004 as compared to a net loss of $6,213 (Nil per basic and diluted share) in the three months ended March 31, 2003.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. Our ability to realize revenue from flight operations in any given future fiscal period remains highly contingent upon us obtaining significant equity infusions and/or long-term debt financing sufficient to fund leasing and operating a Boeing 747. Even if we were to be successful in procuring such funding, there can be no assurance that we will be successful in commencing revenue operations or, if commenced, that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2004, our working capital was $442 and our stockholders' equity was $67,152. This reflects a decrease from March 31, 2003 when our working capital was $1,732 and our stockholders' equity was $71,644. We had a nominal unrestricted cash balance of only $1,142 at March 31, 2004, as compared to $2,432 at March 31, 2003.

Our operating activities utilized $46,597 in cash during the three months ended March 31, 2004, an increase of $43,586 from the $3,011 in cash utilized during the three months ended March 31, 2003.

Our financing activities, from issuance of common stock, provided $45,307 and $3,740 in cash during the three months ended March 31, 2004 and 2004, respectively.

As a result of the foregoing, our unrestricted cash decreased by $2,003 to $1,142 at March 31, 2004, as compared to $3,145 at March 31, 2003.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2004.

  Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

  PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings.

               None.

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2004, we issued 2,000,000 shares of our common stock for a total of $ 8,849 and a subscription of $13,181 for the balance.

During the three months ended March 31, 2004, we issued 303,000 shares of our common stock in exchange for services performed on our behalf. The shares were valued at $ 52,450, or about $0.17 per share, and reflected the share market value at the time of issuance. We also issued 75,000 shares to correct a prior issuance.

All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Baltia or executive officers of Baltia, and transfer was restricted by iBiz in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

  Item 3.     Default Upon Senior Securities.

              None.

  Item 4.     Submission of Matters to a Vote of Security Holders.

              None.

  Item 5.     Other Information.

              None.

  Item 6.     Exhibits.

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

     SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

DATED THIS 12TH DAY OF MAY, 2005

                           BALTIA AIR LINES, INC.

         /s/ Igor Dmitrowsky
        ------------------------
         Igor Dmitrowsky
         Chief Executive Officer and Chief Financial Officer
        (principal accounting officer)

EXHIBIT 31.1

                           BALTIA AIR LINES, INC.
                OFFICER'S CERTIFICATE PURSUANT TO SECTION 302


I, Igor Dmitrowsky, the Chief Executive Officer and Chief Financial Officer of Baltia Air Lines,Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Baltia Air Lines, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

   Date: May 12, 2005

              /s/ Igor Dmitrowsky
             ------------------------
             Igor Dmitrowsky
             Chief Executive Officer and Chief Financial Officer
             (principal accounting officer)

EXHIBIT 32.1

                           BALTIA AIR LINES, INC.
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
              TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Baltia Air Lines, Inc. and will be retained by Baltia Air Lines, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: May 12, 2005

               /s/ Igor Dmitrowsky
             ------------------------
             Igor Dmitrowsky
             Chief Executive Officer and Chief Financial Officer
             (principal accounting officer)