Form 10QSB
period 2004-06-30
BALTIA AIR LINES INC
filed 2005-05-12
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

                        Class                      Number of Shares
     Common Stock - Par Value $.0001 Per Share         58,345,009
     Preferred Stock - Par Value $.01 Per Share            66,500

  Transitional Small Business Disclosure Format (Check one): No [X]


 PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                BALTIA AIR LINES, INC.
                BALANCE SHEETS
               (A Development Stage Company)

                                       June 30, 2004      December 31, 2003
                                        (Unaudited)
  ASSETS
  Current Assets
     Cash                                $    3,447       $      2,432

 Plant and Equipment
      Equipment                              60,191             60,191
      Less Accumulated Depreciation         (47,383)           (40,979)
  Net Property, Plant and Equipment          12,808             19,212
  Other:
    Lease Deposit on Airplane                     0             50,000
     TOTAL ASSETS                       $    16,255       $     71,644

  LIABILITIES AND STOCKHOLDERS EQUITY
  Current Liabilities
    Accounts Payable                     $       700      $        700

  Equity
  Preferred Stock                                665               665
  Common Stock                                 5,835             5,217

     Paid-in-Capital                       8,391,462         8,291,223
     Deficit Accumulated During
     Development Stage                    (8,382,407)       (8,226,161)
     Total Equity                             15,555            70,944
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY               $    16,255       $    71,644
     See notes to unaudited interim financial statements.


                                             STATEMENT OF OPERATIONS
                                          (A Development Stage Company)

                                Three Months Ended    Six Months Ended       August 24, 1989
                                      June 30,             June 30            (Inception) to
                                2004        2003         2004       2003       June 30, 2004
                                    (Unaudited)       (Unaudited)
(Unaudited)

   Revenues                           0             0           0             0             0

   Costs & Expenses
   General and
      Administrative        $    50,795   $     3,011  $  149,842  $     13,087  $  6,021,354
   FAA Certification                  0             0           0             0       206,633
   Training Expense                   0             0           0             0       225,637
   Depreciation                   3,202         3,202       6,404         6,404       293,056
   Other                              0             0           0             0       568,245
   Interest                           0             0           0             0     1,066,659

      Total expenses             53,997         6,213     156,246        19,491     8,381,584

   Loss before income taxes     (53,997)       (6,213)   (156,246)      (19,491)   (8,381,584)

   Income Taxes                       0             0           0             0           823

   Deficit Accumulated During
      Development Stage:    $    53,997)  $    (6,213) $ (156,246)  $   (19,491) $ (8,382,407)

   Per share amounts:
   Loss                             Nil           Nil          Nil          Nil

   Weighted Average          58,328,855    48,927,254   56,123,240   48,772,254
      Outstanding

   See notes to unaudited interim financial statements.



                              STATEMENT OF CASH FLOWS
                           (A Development Stage Company)

                                          Six Months Ended         Aug 24, 1989
                                               June 30,           (inception) to
                                           2004        2003        June 30, 2004
                                       (Unaudited)  (Unaudited)    (Unaudited)
 Cash flows from operating activities:
 Deficit Accumulated During

         Development Stage             $ (156,246)  $  (19,491)  $  (8,382,407)
  Adjustments to reconcile net
  loss to net cash provided by
  operations:
  Depreciation                              6,404        6,404        293,056
 Expenses paid by issuance of
       common stock                        55,550            0        119,452
  Decrease in prepaid expenses                  0            0        400,301
  Increase in Payable & accrued expenses        0            0      3,152,181
    Cash used by operating activities:    (94,292)     (13,087)    (4,417,417)

 Cash flows from investing activities:
   Purchase of Equipment                        0            0       (309,066)
   Return of deposit on Airplane Lease     50,000            0              0

     Cash used in investing activities:    50,000            0       (309,066)

 Cash flows from financing activities:
   Issuance of Common Stock                45,307       13,160      4,244,594
   Issuance of Preferred Stock                  0            0          2,753
   Loans related to parties                     0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:          45,307       13,160      4,729,930

   Change in cash                           1,015           73          3,447
   Cash-beginning of period                 2,432        2,416              0
     Cash -end of period                $   3,447    $   2,489   $      3,447

  See notes to unaudited interim financial statements.


NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2004


1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2003 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of hich form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six-month periods ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a "development stage" format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.

2.     Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented

If we had generated earnings during the quarter ended June 30, 2004, we would have added 39,939,500 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 39,740,000 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock. If we had generated earnings during the six-month period ended June 30, 2004, we would have added 41,081,813 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 40,882,313 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock. If we had generated earnings during the quarter and six-month period ended June 30, 2003, we would have added 46,645,324 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding.
This consists of 46,445,824 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

3. Stockholders' Equity-transactions occurring in the quarter ended June 30, 2004

           Stock Issued for Services

We issued 30,000 shares of our common stock in exchange for services. The shares were valued at $3,100 or about $0.10 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's starting revenue operations is dependent upon its timely procuring significant external debt and/or equity financing to fund its immediate and nearer-term operations, and subsequently realizing operating cash flows from ticket sales sufficient to sustain its longer-term operations and growth initiatives.

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended June 30, 2004 and 2003 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $47,784 to $50,795 in the three months ended June 30, 2004 as compared to $3,011 in the three months ended June 30, 2003. This increase is mainly the result of increased activity in preparing for air carrier certification. We also had a depreciation of $3,202.

Primarily as a result of the foregoing, we incurred a net loss of $53,997 (Nil per basic and diluted share) in the three months ended June 30, 2004 as compared to a net loss of $6,213 (Nil per basic and diluted share) in the three months ended June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2004, our working capital was $2,747 and our stockholders' equity was $16,255. This reflects a decrease from June 30, 2003 when our working capital was $1,788 and our stockholders' equity was $27,404. We had a nominal unrestricted cash balance of only $3,447 at June 30, 2004, as compared to $2,489 at June 30, 2003.

Our operating activities utilized $47,695 in cash during the three months ended June 30, 2004, an increase of $37,619 from the $10,076 in cash utilized during the three months ended June 30, 2003.

Our investing activities provided $50,000 during the three months ended June 30, 2004 due to return of aircraft deposit.

Our financing activities provided $0 and $9,420 in cash during the three months ended June 30, 2004 and 2004, respectively.

As a result of the foregoing, our unrestricted cash increased by $958 to $3,447 at June 30, 2004, as compared to $2,489 at June 30, 2003.

We had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2004.


  Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings.

None.

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2004, we issued 30,000 shares of our common stock in exchange for services performed on our behalf. The shares were valued at $3,100, or about $0.10 per share, and reflected the share marketvalue at the time of issuance.

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

Date: May 12, 2005

            /s/ Igor Dmitrowsky
         ------------------------
         Igor Dmitrowsky
         Chief Executive Officer and Chief Financial Officer
        (principal accounting officer)

EXHIBIT 32.1

                           BALTIA AIR LINES, INC.
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
              TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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