Form 10QSB
period 2004-09-30
BALTIA AIR LINES INC
filed 2005-05-12
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                        Class                      Number of Shares
     Common Stock - Par Value $.0001 Per Share         60,020 009
     Preferred Stock - Par Value $.01 Per Share            66,500

  Transitional Small Business Disclosure Format (Check one): No [X]


PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                       BALTIA AIR LINES, INC.
                          BALANCE SHEETS
                  (A Development Stage Company)

                                       Sept 30, 2004      December 31, 2003
                                        (Unaudited)
ASSETS
 Current Assets
     Cash                              $    102,230      $   2,432

 Plant and Equipment
      Equipment                              60,191         60,191
      Less Accumulated Depreciation         (50,585)       (40,979)
  Net Property, Plant and Equipment           9,606         19,212
  Other:
    Lease Deposit on Airplane                     0         50,000

     TOTAL ASSETS                       $   111,836     $   71,644

  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                     $        700     $        700

  Equity
  Preferred Stock                                 665              665
  Common Stock                                  6,002            5,217

     Paid-in-Capital                        8,578,536        8,291,223
     Deficit Accumulated During
     Development Stage                     (8,474,067)      (8,226,161)
     Total Equity                             111,136           70,944
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY               $    111,136     $     71,644

     See notes to unaudited interim financial statements.

                                              BALTIA AIR LINES, INC.
                                             STATEMENT OF OPERATIONS
                                          (A Development Stage Company)

                             Three Months Ended       Six Months Ended          August 24, 1989
                                  Sept 30,                 Sept 30,             (Inception) to
                              2004      2003           2004       2003          Sept 30, 2004
                                (Unaudited)               (Unaudited)             (Unaudited)

   Revenues                          0              0            0             0                0

   Costs & Expenses
   General and
      Administrative        $   88,458    $    42,800  $   238,300   $    55,887    $   6,109,812
   FAA Certification                 0              0            0             0          206,633
   Training Expense                  0              0            0             0          225,637
   Depreciation             $    3,202    $    3,202   $     9,606   $     9,606          296,258
   Other                             0              0            0             0          568,245
   Interest                          0              0            0             0        1,066,659

      Total expenses            91,660         46,002      247,906        65,493        8,473,244

   Loss before income taxes    (91,660)       (46,002)    (247,906)      (65,493)      (8,473,244)

   Income Taxes                      0              0            0             0              823

   Deficit Accumulated During
      Development Stage:    $  (91,660)   $   (46,002) $  (247,906)  $   (65,493)      (8,474,067)
   Per share amounts:
   Loss                            Nil            Nil          Nil           Nil
   Weighted Average          58,764,846    50,096,299   57,010,203    50,003,802

   See notes to unaudited interim financial statements.

                                     BALTIA AIR LINES, INC.
                                    STATEMENT OF CASH FLOWS
                                  (A Development Stage Company)

                                         Three Months Ended          Aug 24,1989
                                               Sept 30,              (inception) to
                                           2004        2003         Sept 30, 2004
                                       (Unaudited)  (Unaudited)
(Unaudited)
Cash flows from Operations:
   Deficit Accumulated During

         Development Stage              $ (247,906) $  (65,493)  $  (8,474,067)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                              9,606       9,606         296,258
   Expenses paid by issuance of
        common stock                        66,950           0         130,852
   Decrease in prepaid expenses                  0           0         400,301
   Increase in Payable & accrued expenses        0           0       3,152,181

     Cash used by operating activities:   (171,350)    (55,887)     (4,494,475)

   Cash flows from investing activities:
   Purchase of Equipment                         0           0       (309,066)
   Return of deposit on Airplane Lease      50,000           0              0
     Cash used in investing activities:     50,000           0       (309,066)

   Cash flows from financing activities:
   Issuance of Common Stock                221,148      55,493      4,420,435
   Issuance of Preferred Stock                   0           0          2,753
   Loans from related parties                    0           0      1,351,573
   Repayment of related party loans              0           0       (368,890)
   Acquisition of Treasury Stock                 0           0       (500,100)
     Cash generated by financing:          221,148      55,493      4,905,771

   Change in cash                           99,798        (394)       102,230
   Cash-beginning of period                  2,432       2,416              0
     Cash -end of period                   102,230       2,022        102,230

   See notes to unaudited interim financial statements.

  NOTES TO FINANCIAL STATEMENTS


BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine-month periods ended September 30, 2004 and 2003.
All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

If we had generated earnings during the quarter ended September 30, 2004, we would have added 39,912,961 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 39,713,461 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock. If we had generated earnings during the nine-month period ended September 30, 2004, we would have added 40,478,815 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 40,279,315 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

If we had generated earnings during the quarter and nine-month period ended September 30, 2003, we would have added 43,710,662 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 43,511,162 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

3. Stockholders' Equity-transactions occurring in the quarter ended September 30, 2004

            Stock Issued for Cash
We issued 1,600,000 shares of our common stock for a total of $160,000 and received the subscription of $13,181 for the balance due on shares issued in March of 2004. The shares are not registered and subject to restrictions as to transferability.

            Stock Issued for Services
We issued 75,000 shares of our common stock in exchange for services. The shares were valued at $11,400 or about $0.15 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement
No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective datemust be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.


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

RESULTS OF OPERATIONS

We had no revenues during the three months ended September 30, 2004 and 2003 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $45,658 to $88,458 in the three months ended September 30, 2004 as compared to $42,800 in the three months ended September 30, 2003. This increase is mainly the result of increased activity in preparing for air carrier certification. We also had a depreciation of $3,202.

Primarily as a result of the foregoing, we incurred a net loss of $91,660 (Nil per basic and diluted share) in the three months ended September 30, 2004 as compared to a net loss of $46,002 (Nil per basic and diluted share) in the three months ended September 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2004, our working capital was $101,530 and our stockholders' equity was $111,136. This reflects an increase from September 30, 2003 when our working capital was $1,323 and our stockholders' equity was $23,737. We had a nominal unrestricted cash balance of only $102,230 at September 30, 2004, as compared to $2,022 at September 30, 2003.

Our operating activities utilized $30,461 in cash during the three months ended September 30, 2004, a decrease of $9,328 from the $39,789 in cash utilized during the three months ended September 30, 2003.

Our financing activities provided $221,148 and $55,493 in cash during the three months ended September 30, 2004 and 2004, respectively.

As a result of the foregoing, our unrestricted cash increased by $100,208 to $102,230 at September 30, 2004, as compared to $2,022 at September 30, 2003.

We had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2004.

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

PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings.

                None.

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2004, we issued 1,600,000 shares of our common stock for a total of $160,000.

During the three months ended September 30, 2004, we issued 75,000 shares of our common stock as compensation for services performed on our behalf.
The shares were valued at $11,400, or about $0.15 per share, and reflected the share market value at the time of issuance.

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

  Item 5.     Other Information

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

                           BALTIA AIR LINES, INC.

         /s/ Igor Dmitrowsky
        ------------------------
         Igor Dmitrowsky
         Chief Executive Officer and Chief Financial Officer
         (principal accounting officer)

EXHIBIT 31.1

                           BALTIA AIR LINES, INC.
                OFFICER'S CERTIFICATE PURSUANT TO SECTION 302


I, Igor Dmitrowsky, the Chief Executive Officer and Chief Financial Officer of Baltia Air Lines, Inc., certify that:

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

   Date: May 12, 2005

             /s/ Igor Dmitrowsky
         ------------------------
         Igor Dmitrowsky
         Chief Executive Officer and Chief Financial Officer
         (principal accounting officer)

EXHIBIT 32.1

                           BALTIA AIR LINES, INC.
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
              TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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