Form 10KSB
period 2004-12-31
BALTIA AIR LINES INC
filed 2005-05-19
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

     Commission File Number: 001-14519

                  BALTIA AIR LINES, INC.
       (Exact name of registrant as specified in its charter)

   NEW YORK                         11-2989648
(State of Incorporation)          (IRS Employer Identification No.)

         63-25 SAUNDERS STREET, SUITE 7 I, REGO PARK, NY 11374
            (Address of principal executive offices)

Registrant's telephone number, including area code: (718) 275-5205

Securities Registered under Section 12(g) of the Exchange Act:

Common Stock - Par Value $.0001 Per Share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [ ] yes [X] no

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant has not commenced revenue operations to date. Registrant's revenues for its fiscal year 2004: $-0-

The aggregate market value of the voting common equity held by non-affiliates as of May 13, 2005 is $1,806,240.

As of May 16, 2005 there were 62,120,009 shares of common stock outstanding.

       DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): No [X]


PART I

Item 1. Description of Business.

The Company was organized in the State of New York, August 24,
1989. Its objective is to provide scheduled air transportation from the U.S. to Russia, and former Soviet Union countries. In 1991, the Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK Airport in New York to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi, as well as back up service to Moscow. Due to a lack of sufficient working capital, the US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand. Thereafter, Baltia has engaged in market research, operations development and planning, as well as activities to raise the requisite funding in order to reapply with the US Department of Transportation. These costs are borne by Baltia's shareholders and principals.

Once fully operational, Baltia expects that it will employ approximately 200 persons full-time and be operating in compliance with all regulations applicable to U.S. airlines.

With the exception of the JFK - Moscow route, there exists no nonstop competitive air transportation service on the routes for which Baltia can reapply pending financing. Baltia intends to provide full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks are subject to registration.

There is currently no nonstop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swissair also provide service. However, foreign carriers are required to have intermediate stops at transit airports in their respective countries (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.) because they are "third nation" airlines and as such cannot fly directly between the US and Russia (only a US airline as well as a reciprocating Russian airline is eligible to fly nonstop). Delta and Aeroflot currently operate between JFK and Moscow.

Baltia's objective is to establish itself as the leading nonstop carrier in the market niche over the North Atlantic with operations that are profitable and growing over time. In order to accomplish this objective, we intend to establish and maintain high quality service standards which we believe will be competitive with the European airlines currently providing connecting flights. Baltia does not expect to be in direct competition with deep discount airlines, including several East European airlines and the offspring of the former Soviet airline Aeroflot, which also provide connecting flights.

Baltia intends to provide First, Business, and Voyager Class accommodations.
 Baltia's passenger market strategy is tailored to particular preferences of the various segments of its customer base, with marketing attention particularly focused on American business travelers with interests in Russia who require high quality, nonstop service from the US to Russia.

Baltia's initial marketing strategy is based on existing agencies specializing in the market, selected travel and business publications, supplemented by direct mailings to corporate travel planners, and individual American businesses that are currently involved in Russia. Soon after the inauguration of flight service, Baltia plans to implement its frequent flyer program. As the marketing matures, Baltia plans to advertise to the general public throughout the US, and in Russia. Baltia also plans to sponsor selected industry and trade events in the US and in St. Petersburg.

Baltia intends to provide customer service and reservations centers in New York and in St. Petersburg, to list Baltia's schedules and tariffs in the Official Airline Guide, and provide world wide access to reservations on Baltia's flights through a major Computer Reservations and Ticketing System ("CRS").

The Company intends to activate the reservations service when the DOT issues its order authorizing Baltia to sell tickets (expected to be approximately 30 to 45 days before the inaugural flight).

Baltia has identified the following market segments in the U.S.-Russia market: (i) Business Travelers, (ii) General Tourism, (iii) Ethnic Travelers, (iv) Special Interest Groups, (v) Professional Exchanges, and
(vi) Government and Diplomatic Travel.

Baltia believes that the direct nonstop service to be offered by it will be
superior to the stop-over service currently offered by foreign airlines.   A
comparison between the two services with respect to passenger convenience and cargo transport efficiency is set forth below.

BALTIA - US flag, non-stop service:

With non-stop service, a passenger can fly from JFK to St. Petersburg in about 8 hours in a Boeing B747 wide body airplane. Cargo arrives containerized, palletized, and secure.

Foreign, stop-over journeys:

With stop-over service, it would take a passenger 10 to 18 hours to fly through Helsinki, Copenhagen, Moscow, or Frankfurt on a foreign carrier. In addition, passengers must change to narrow-body aircraft at a layover airport.

Cargo is "broken up" and manually loaded onto narrow-body aircraft, or trucked from Helsinki.

Baltia plans to operate efficiently and provide consistent high quality service to passengers and cargo shippers alike in order to establish the Company as the preferred airline in the market in comparison to its competitors. The Company also plans to use targeted marketing of its service to maintain and grow its market share.

Because of the increased reliability and comfort of a nonstop flight, Baltia expects to capture a portion of the existing traffic. Further, US government traffic is required by law (Fly America Act) to fly on a US Flag carrier when service is available.

In order to start revenue flight operations, the Company has to complete FAA air carrier certification. During this process the airline demonstrates to the FAA how the airline will comply with the federal aviation regulations. As part of the process the FAA reviews the Company's management and operational control.

The Company's staff has prior experience with the certification and has worked closely with the New York Flight Standards District Office (NY FSDO) and is familiar with procedures of the Certification Standardization and Evaluation Team (CSET). The FAA certification is a defined process, it is structured in phases with test gates, and requires advance preparation on the part of the carrier. The FAA assembles a certification team and the airline assembles its certification team, acceptable to the FAA. The two teams interact at a counterpart level. Each team has its team leaders and managers of different functions, for example, maintenance, flight operations, cabin safety, etc. The following table shows the basic outline of the certification process.

Documentation Period:
Formal application documents
Manual system, checklists, aircraft airworthiness records,
  airport/enroute analyses, environmental impact analysis
Compliance statement, draft operation specifications
Training curricula
Mini-evacuation test plan
Proving flight plan
Requests for deviations and exemptions

Inspection and Demonstration Period:
Training of pilots, instructors, check airmen
Training of mechanics, instructors
Training of dispatchers
Training of flight attendants
Aircraft conformity check
Inspection of base of operations and stations JFK and St.
  Petersburg
Mini evacuation test
Proving flights

During the documentation period the FAA in essence satisfies itself that the new air carrier has properly documented its operating procedures, that the aircraft and its documentation meet airworthiness requirements, that maintenance and training facilities are qualified and their curricula meets FAA requirements. During this period the Company prepares draft Operation Specifications, which are refined and issued upon certification.

During the inspection and demonstration stage, the FAA confirms that the Company conducts its training in accordance with its procedures, under FAA supervision. The FAA satisfies itself that the base station facilities at JFK and St. Petersburg are appropriate for the proposed operations with adequate equipment and arrangements in place. Aircraft conformity check assures that the aircraft meets all airworthiness requirements. The mini evacuation test demonstrates that the crew is capable of evacuating the aircraft in emergency. Finally, proving flights demonstrate how the Company actually conducts its flights in accordance with its specifications and procedures, and the test involves simulated emergencies.

The air carrier certification process includes environment impact analysis of the airline's operations. There is no specific cost attached, and there are no special environmental procedures in addition the airline's operations specifications. Standard industry operating procedures include such environmental aspects as containment and cleaning after an accidental fuel spill, handling of de-iceing liquid, waste disposal, etc. Also, Baltia will have to conduct flight operations in compliance with noise abatement regulations. Compliance with these requirements is prescribed by Federal Aviation Regulation and is standard in the industry. The initial compliance
cost is part of the air carrier certification.      The Company will carry
airline liability insurance as required for a US airline by DOT regulation.

During the past two years the Company has been preparing for air carrier certification and is seeking funding to commence revenue flight operations
on the JFK   St. Petersburg route. Until the necessary funding is in place, management is foregoing compensation and expects to contribute administrative costs.

The Company does not engage in flight operations at this time and has made no equipment purchases or sales. The change in aggregate financial data during this year reflects the relatively small administrative costs that were incurred and added to the pre-launching costs.

Baltia has arranged for a lease of a Boeing 747 aircraft from a reliable lessor. The Company will execute the agreement when it has the financing. The aircraft will be delivered fresh from check C, an FAA required maintenance standard. The term "check C" refers to a mandatory, extensive overall maintenance inspection program of an aircraft that is typically conducted every two years. The marketing strategy relating to capacity and overall quality of service as experienced by passengers is reflected in the choice of aircraft. Five aircraft types are capable of flying nonstop on the JFK-St. Petersburg route, Boeing 747, MD11/DC10-30, Boeing 767, A340 and Boeing 777. From among these, Baltia's management believes that the cabin size of a Boeing 747 aircraft offers the greatest degree of comfort and capacity for the JFK-St. Petersburg market. Boeing 747 dispatch reliability lies within the 97% range (Boeing Report ID:RM 23004), which is a contributing factor to on-time dependability. Baltia's on-time dependability is further enhanced because a Boeing 747, a four-engine aircraft, is not subject to ETOPS regulations which could limit flights during certain weather conditions. "ETOPS" is an acronym for Extended Range Twin Engine Operations, which for a startup airline generally requires that during year one a twin engine aircraft be operated within 75 minutes from a suitable airport. If one of the airports on the Great Circle route is unusable, a twin engine aircraft would not receive dispatch clearance from JFK for a flight to St. Petersburg.

With the Boeing 747 true wide body aircraft Baltia intends to provide cargo service from the JFK to St. Petersburg, offering containers, pallets, and block space arrangements. Baltia expects to carry contract cargo for express shippers. Baltia plans to market its own "Baltia Courier", "Baltia Express", and "Baltia Priority" express service for letter and packages. Baltia also expects revenues from diplomatic mail and cargo, under the Fly America Act provision. This Act provides that when service is available, US government traffic is required to fly on a US Flag carrier.

Baltia has prepared passenger service and ground service arrangements at JFK, and similar services are available at Pulkovo Airport in St.
Petersburg, based on recent contact. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

Baltia intends to start the JFK-St. Petersburg service with one round-trip flight per week, then increase the frequency to three round trips, and then to five round trips, within a four-month period.

By starting with one roundtrip flight per week for the first four weeks, Baltia not only accelerates and simplifies its FAA certification, but expects to save itself the additional time it would incur to make needed improvements and corrections. Starting with a light schedule, any inefficiencies of a given flight may be corrected for the next flight. Baltia management believes that in the initial four weeks, the Company will attain high operating efficiencies and service standards. These standards may be further refined during the following two months when Baltia plans to increase service to three round-trips per week. Following that, Baltia plans to increase service to five round trips per week, and then subsequently to daily round trip flights as additional aircraft are brought into service. The transitional schedule allows Baltia to train additional pilots, flight attendants, and support staff with a continuous training program. It also allows Baltia marketing program to take effect through its various segments.

During the past two years Baltia has also been preparing standards for service. The care taken in establishing high standards has implications beyond the launching of the JFK-St. Petersburg flight. Baltia plans to build operating modules and apply that know-how to develop new markets. Once established, Baltia plans to duplicate its JFK-St. Petersburg standards on flights on other transatlantic routes. By the end of year one, Baltia plans to introduce three additional aircrafts.

Additional revenues from charter flying. In conjunction with its Part 121 air carrier certification ("Part 121", referring to a Federal Aviation Regulations' number, is an industry acronym used to describe a US airline operating heavy jet aircraft) for scheduled service, Baltia intends to seek certification for world wide charter service. Following certification, Baltia plans to utilize aircraft time available between scheduled service, to earn additional revenues from charters. We are also considering qualifying our aircraft for military contracts.

As of December 31, 2004, Baltia has four full-time employees and five part-time employees. Sh&E, industry consulting firm based in New York, is Baltia's consultant. Baltia staff has professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance and administration.

Item 2.  Description of Property.

The Company's property consists of office equipment and operations manuals. The Company rents space for its headquarters at 63-25 Saunders Street, Suite 7I, Rego Park, New York 11374, and leases operations space at Concourse A, Terminal 4, JFK International Airport, at monthly rents of $1,171 and $852, respectively. The Company believes its property is adequate to launch its services and the Company expects to increase space within the first few months of operations.

Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS", registered in Jan 7, 1992 and Jan 26, 1993, respectively.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

     The following table sets forth the high and low sales prices, as quoted by the OTC-Pink Sheets, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2003 and 2004 and subsequent thereto. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


      Fiscal Quarter Ended         High         Low
---------------------------   --------------- ----------------
        March 31, 2003               .07          .04
         June 30, 2003               .15          .06
    September 30, 2003               .27          .10
     December 31, 2003               .25          .18
        March 31, 2004               .21          .10
         June 30, 2004               .18          .05
    September 30, 2004               .18          .10
     December 31, 2004               .13          .06
        March 31, 2005               .09          .05



     The Company currently estimates that there are approximately 200 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

The Company currently has no equity compensation plans, no written purchase, savings, option, bonus, appreciation, profit sharing, thrift, incentive, pension or similar plan or written compensation contracts.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our service, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

OVERVIEW

The Company was organized in the State of New York, August 24, 1989. Its objective is to provide scheduled air transportation from the U.S. to Russia, and former Soviet Union countries. In 1991, the Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi as well as back up service to Moscow. For lack of sufficient working capital, the US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand. Since such time, Baltia has engaged in market research, operations development and planning, as well as activities to raise requisite funding in order to reapply with the US Department of Transportation. These costs are borne by Baltia shareholders and principals.

With the exception of the JFK - Moscow route, there exists no nonstop competitive air transportation service on the routes for which Baltia can reapply pending financing. Baltia intends to supply full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks subject to registration.

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

PLAN OF OPERATION

We do not currently have sufficient capital to commence revenue flight operations and must rely on additional sources of financing in order to maintain our current level of operations. During 2004 and into 2005 we continued to finance our operations through the issuance of our common stock. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $1,500-$2,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2005.

In 2005 we plan to raise $1 to 1.3 mm in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

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

There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations.


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

Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the carry-forwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuating allowance against substantially all of our net deferred tax assets. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our asessment of the deferred tax assets or the corresponding valuation allowance are to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

RESULTS OF OPERATIONS

We had no revenues during the fiscal year ended December 31, 2004 and 2003 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $ 236,721 to $ 324,494 during fiscal year ended December 31, 2004 as compared to $ 87,773 during the fiscal year ended December 31, 2003. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $337,302 during the fiscal year ended December 31, 2004 as compared to a net loss of $100,581 during the fiscal year ended December 31, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2004, our working capital was $32,352 and our stockholders' equity was $38,756. This reflects an increase from December 31, 2003 when our working capital was $1,732 and our stockholders' equity was $70,944. We had unrestricted cash balance of $36,036 at December 31, 2004, as compared to $2,432 at December 31, 2003.

Our operating activities utilized $254,885 in cash during the fiscal year ended December 31, 2004, an increase of $167,189 from the $87,696 in cash utilized during the fiscal year ended December 31, 2003.

Our financing activities provided $238,489 and $137,712 in cash during the fiscal year ended December 31, 2004 and 2003, respectively.

As a result of the foregoing, our unrestricted cash increased by $33,604 to $36,036 at December 31, 2004, as compared to $2,432 at December 31, 2003.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2004.

Off-Balance Sheet Arrangements: We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

     Item 7. Financial Statements.

             BALTIA AIR LINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheet of Baltia
Air Lines, Inc. (the "Company") as of December 31, 2004 and December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting
Oversight Board. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.
Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baltia Air Lines, Inc.
as of December 31, 2004 and December 31, 2003 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United
States.

The Company has incurred operating losses since inception and does not currently have sufficient capital to commence revenue flight operations. Note 7 of the financial statements addresses Management's Plan regarding the future operations of the Company.

April 17, 2005
/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

April 17, 2005



Baltia Air Lines, Inc.
Balance Sheets
(A Development Stage Company)

                                              12/31/2004     12/31/2003
           Assets
Current Assets
Cash                                         $     36,036   $   2,432

Property & Equipment:
Equipment                                          60,191      60,191
Accumulated Depreciation                          (53,787)    (40,979)
  Net Property & Equipment                          6,404      19,212

Other:
Lease deposit on airplane                               0      50,000

Total Assets                                    $  42,440   $  71,644

Liabilities & Equity

Current Liabilities:
Accounts Payable                                $   3,684    $    700

Equity:
Preferred stock - 2,000,000
  authorized $0.01 par value
  66,500 issued & outstanding
  (275,250 in 2002)                                   665         665

Common Stock - 100,000,000
  authorized $0.0001 par value
  59,650,009 issued & outstanding
  (52,165,847 in 2003)                              5,965       5,217

Additional paid in capital                      8,595,914   8,291,223

Deficit Accumulated During
  Development Stage                            (8,563,788) (8,226,161)

Total Equity                                   $   38,756  $   70,944

Total Liabilities & Equity                     $   42,440  $   71,644

See Summary of Significant Accounting Policies and Notes to Financial
Statements.

Baltia Air Lines, Inc.
Statements of Operations
(A Development Stage Company)

                                                   Years Ended             Inception to
                                            12/31/2004     12/31/2003       12/31/2004
Revenue                                  $            0    $          0    $          0

Costs & Expenses
 General & administrative                       324,494          87,773       6,196,006
 FAA certification costs                              0               0         206,633
 Training                                             0               0         225,637
 Depreciation                                    12,808          12,808         299,460
 Other                                                0               0         568,245
 Interest                                             0               0       1,066,659
   Total Costs & Expenses                       337,302         100,581       8,562,640

Loss before income taxes                       (337,302)       (100,581)     (8,562,640)

Income Taxes                                        325             325           1,148

Deficit Accumulated During
        Development Stage                 $    (337,627)    $  (100,906)   $ (8,563,788)

Per share amounts:
Basic:
  Loss                                              Nil             Nil
  Weighted Average                           57,938,897      49,769,573

See Summary of Significant Accounting Policies and Notes to Financial
Statements.

Baltia Air Lines, Inc.
Statements of Cash Flows
(A Development Stage Company)

                                                         Years Ended            Inception to
                                                         12/31/2004    12/31/2003    12/31/2004
Cash flows from operating activities:
Deficit Accumulated During Development Stage             $  (337,627)   $(100,906)   $ (8,563,788)
Adjustments required to reconcile deficit accumulated
  during development stage to cash used in operating
  activities:
Depreciation                                                  12,808       12,808         299,460
Expenses paid by issuance of common stock                     66,950          402         130,852
(Increase) decrease in prepaid expenses                            0            0         400,301


Increase (decrease) in accounts payable & accrued expenses     2,984            0       3,155,165
   Cash flows used by operating activities:                 (254,885)     (87,696)     (4,578,010)

Cash flows from investing activities:
Purchase of equipment                                              0            0        (309,066)
Deposit on airplane lease                                     50,000      (50,000)              0
   Cash used in investing activities                          50,000      (50,000)       (309,066)

Cash flows from financing activities:
Proceeds from issuance of common stock                       238,489      137,712       4,437,776
Proceeds from issuance of preferred stock                          0            0           2,753
Loans from related parties                                         0            0       1,351,573
Repayment of related party loans                                   0            0        (368,890)
Acquisition of treasury stock                                      0            0        (500,100)
 Cash generated by financing activities                      238,489      137,712       4,923,112

Change in cash                                                33,604           16          36,036
Cash-beginning of period                                       2,432        2,416               0
Cash-end of period                                          $ 36,036    $   2,432    $     36,036

See Summary of Significant Accounting Policies and Notes to Financial
Statements

Baltia Air Lines, Inc.
Statements of Shareholders' Equity
(A Development Stage Company)
                                            Preferred                      Common               Deficit
                                                                                              Accumulated
                                                                        Common  Additional      During
                                                Par                     Stock     Paid-In     Development
                                      Shares   Value        Shares      Amount    Capital        Stage
Balance at December 31, 2001         275,250 $ 2,753   48,679,757   $ 4,868   $ 8,138,593    $ 8,049,149)
Contribution of Additional Capital                                                 12,877
Net Loss                                                                                         (76,106)
Balance at December 31, 2002         275,250   2,753   48,679,757     4,868     8,151,470     (8,125,255)

Exercise of Warrants and Options                        2,934,662       293        86,906
Stock issued for cash                                     696,428        70        50,442
Stock issued for services                                (145,000)      (15)          417
Eliminated Treasury Stock Account                                                    (100)
Correct error in Preferred Stock    (208,750) (2,088)                               2,088
Net Loss                                                                                         (100,906)
Balance at December 31, 2003          66,500 $   665   52,165,847   $ 5,217   $ 8,291,223    $ (8,226,161)

Exercise of Warrants and Options                        3,771,162       377        36,082
Shares issued for cash
Shares issued for services                              4,600,000       460       201,547
Shares issued to correct previous errors                   75,000         8            (8)
Cancellation of shares issued in error                 (1,370,000)     (137)          137
Net Loss                                                                                         (337,627)

Balance at December 31, 2004          66,500     665   59,650 009     5,965     8,595,914      (8,563,788)

See Summary of Significant Accounting Policies and Notes to Financial
Statements

BALTIA AIR LINES, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2004

Basis of Presentation: The financial statements have been presented in a "development stage" format. Since inception, our primary activities have been raising of capital, obtaining financing and of obtaining route authority and approval from the DOT and the FAA. We have not commenced our principal revenue producing activities.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents: For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

These financial instruments include cash and cash equivalents, accounts payable and accrued expenses. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The carrying value approximates the fair value of the notes payable

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5-7 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Comprehensive Income: Comprehensive income is defined as changes in the equity of an enterprise except those resulting from shareholder transactions. The amounts shown on our consolidated statement of stockholders' equity relate to the cumulative effect of minimum pension liabilities, translation adjustments, and unrealized gain or loss on securities.

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

Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding
(the denominator) for the period. Diluted earnings per share and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If we had generated earnings during the year ended
December 31, 2004, we would have added 40,476,218 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding (45,640,281 in 2003).


                                               Year Ended December 31
                                                  2004         2003
Numerator-Net Loss                        $    (337,627)  $  (100,581)
Denominator:
Weighted average-basic                       57,938,897    49,769,573
Assumed conversion of warrants               40,276,718    45,440,781
Assumed conversion of preferred stock           199,500       199,500

Denominator-diluted                          98,415,115    95,409,854
Per share:
Net Loss-basic                                      Nil           Nil
Net Loss-diluted                                    Nil           Nil


Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109 "Accounting for Income Taxes." or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry-forwards.

We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

Recent Accounting Pronouncements: In December 2004, the
FASB issued SFAS No. 1223 (revised 2004) "Share-Based Payment," or SFAS No. 234(R). SFAS No. 123(R) revises
FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No.25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No.
123 (R) is effective for companies filing under Regulation SAB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the Provisions of SFAS No. 123(R)will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date.

Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings.
Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, we are still evaluating the potential impact from adopting this statement.

In December 2003, FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest
Entities. ("FIN 45") called FIN 46R which clarifies certain aspects of FIN 46. FIN 46R only slightly modified the variable Interest model from that contained in FIN 46 and did change guidance in many other areas. We adopted FIN
46 during 2003. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company's financial position or results of operations.

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF
04-1 is effective for business combinations after October
13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29." which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS
No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

Note 1. Organization and Operations

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

Note 2. Property and Equipment

A summary of property & equipment is as follows:

                       Estimated useful life        2004          2003

Operations manuals            5-7 years           $28,109        $28,109
Office equipment              5 years              32,082         32,082
Less accumulated depreciation                     (53,787)       (40,979)
Net                                                $6,404        $19,212
Depreciation expense                              $12,808        $12,808


Note 3. Stockholders' Equity

Description of Securities

Common Stock: We have been authorized 100,000,000 shares of Common Stock at $.0001 par value per share.
As of December 31, 2004, a total of 59,650,009 shares of Common Stock were issued and outstanding and held by over 100 shareholders. In addition, we have granted warrants to issue up to 39,740,000 more shares of our common stock. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting.
Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock: We are authorized to issue up to a maximum of 2 million shares (66,500 shares outstanding) of Preferred Stock. We can issue these shares as our board of directors shall from time to time fix by resolution. Our Preferred Stock is not entitled to share in any dividends declared on the Common Stock and has no voting rights. Each share is convertible in to 3 shares of Common. The liquidation preference is set by this conversion formula and results in a pro rata claim on the Company's assets based upon the underlying common shares issuable (199,500) upon conversion.

Recent Issuance of Unregistered Securities

2004:
           Stock Issued for Cash
We issued 4,600,000 shares of our common stock in exchange for receiving a total of $202,030 in cash. The shares are not registered and subject to restrictions as to transferability.

           Stock Issued for Services
We issued 408,000 shares of our common stock in exchange for services. The shares were valued at $66,950 or about
$0.16 per share which reflected the weighted average market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability. We also issued 75,000 shares to correct a prior issuance and cancelled 1,370,000 shares issued in error in a previous fiscal year.

           Stock Issued Due to the Exercise of Warrants & Options During 2004 holders of 3,771,162 warrants, registered in our 1999 registration statement, exercised their option to acquire a like amount of shares of Common Stock. The options were at various exercise prices and resulted in proceeds of $36,459.

2003:
          Stock Issued for Cash
In August 2003, we issued 696,428 shares of our common stock for a total of $50,512. The shares are not registered and subject to restrictions as to transferability.

           Stock Issued for Services
In 2003, we issued 10,000 shares of our common stock in exchange for services. The shares were valued at $402 or $0.04 per share which approximated the market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability. We also issued 20,000 shares to correct a prior issuance and cancelled 175,000 shares issued in error in a previous fiscal year.

          Stock Issued Due to Exercise of Warrants & Options During 2003 holders of 2,934,662 warrants, registered in our 1999 registration statement, exercised their option to acquire a like amount of shares of Common Stock. The options were at various exercise prices and resulted in proceeds of $81,200.

Summary of Warrant Activity

The following table provides summary information on the various warrants issued by our company in private placement transactions and unapproved equity compensation plans; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

                                          2004                           2003
                                                 Weighted                       Weighted
                                                  average                        average
                                    Shares    exercise price        Shares   exercise price
Shares outstanding January 1        43,511,162     $0.0001        46,445,824    $0.0001
Granted during year                          0     $0.0000                 0

Exercised                           (3,771,162)    $0.0001        (2,934,662)   $0.0001
Lapsed                                       0     $0.0000                 0

Outstanding at December 31          39,740,000     $0.0001        43,511,162    $0.0001

Weighted average months remaining                  49.6                         61.6

The following table summarizes the status of the Company's aggregate stock options as of December 31, 2004:

                                    Options Outstanding                   Options Exercisable
                                 weighted          Weighted average                  weighted
                             average  exercise      remaining life          average  exercise
Grantee                       Shares     price       In months              Shares    price
Management & Directors      38,150,000   Nil(1)        49.6                      0     n/a
Other                        1,590,000   Nil           48.0              1,435,000     Nil
Total Shares                39,740,000                                   1,435,000

(1) exercise price below one cent

The outstanding options of 38,150,000 granted to management vest upon the completion of the first revenue flight.

Note 4. Income Taxes

The Company has approximately $ 8,000,000 in net operating loss carry-overs available to reduce future income taxes. These carry-overs expire at various dates through the year 2025. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

                                              2004          2003
The provision (benefit) for
income taxes consists of
the following:
  Currently payable:
     Federal                            $         0    $         0
     State                                      325            325
Total currently payable                         325            325
  Deferred:
     Federal                                106,184         50,729
     State                                   25,322          8,372
Total deferred                              131,506         59,101
Less increase in allowance                 (131,506)       (59,101)
Net deferred                                      0              0
Total income tax provision (benefit)    $       325    $       325

Individual components of deferred
taxes are as follows:

                                               2004         2003
Deferred tax asset arising
from net operating loss carry forwards  $ 3,335,595    $  3,204,090

Less deferred tax allowance              (3,335,595)     (3,204,090)

Net Deferred Income Taxes               $         0    $          0

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

Note 5. Commitments and Contingencies

Facilities: The Company leases its office space for its administrative offices, under a month to month agreement, at a monthly rental of approximately $800.

Note 6. Supplementary Cash Flow Disclosure:

                                             2004       2003

Equity instruments issued for services:     $66,950    $ 402

Note 7. Management's Plan of Operation

We do not currently have sufficient capital to commence revenue flight operations and must rely on additional sources of financing in order to maintain our current level of operations. During
2004 and into 2005 we continued to finance our operations through the issuance of our common stock and the continued exercise of warrants associated with our 1999 public offering. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $1,500-$2,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2005.

In 2005 we plan to raise $1 to 1.3 mm in a private placement in order to start revenue flight operations.
Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

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

There can be no assurance that additional financing will be available on terms favorable to us or at all.
If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A   CONTROLS AND PROCEDURES

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

ITEM 8B  OTHER INFORMATION.

None.


PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers and Directors


The following table summarizes certain information with respect to the executive officers and directors of the board :

Name                     Age   Position

Igor Dmitrowsky . . . .  50    President, CEO, Chairman of the Board
Walter Kaplinsky  . . .  65    Secretary
Andris Rukmanis . . . .  43    V.P. Europe and Director
Anita Schiff-Spielman    50    Director


Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

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

Walter Kaplinsky, a US citizen, has been with the Company since 1990. Mr. Kaplinsky has been corporate secretary since 1993.
In 1979, together with Mr. Dmitrowsky, Mr. Kaplinsky was one of the co-founders of American Kefir Corporation, where from 1979 through 1982, Mr. Kaplinsky served as secretary and vice president.

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

     CODE OF ETHICS

We have not adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We intend adopt a Code of Ethics and intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of our Code of Ethics by filing a Current Report on Form 8-K with the SEC, disclosing such information.

COMMITTEES OF THE BOARD OF DIRECTORS

As of December 31, 2004, we do not have any committees of our board of directors.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT, AS AMENDED.

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2004, failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation.

No compensation has been paid to our executive officers during the fiscal years ended December 31, 2004, 2003 and 2002.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director during our fiscal year ended December 31, 2004.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended December 31, 2004.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We had no long-term incentive plans and made no stock awards during our fiscal year ended December 31, 2004.

EMPLOYMENT AGREEMENTS

The Company has no individual employment agreements in place with any of its executive officers or employees.

Future Compensation of Executive Officers

The board of directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of financing sufficient to commence flight operations, the rate of compensation for the Company's executive officers is expected to be:(i) President $186,000, (ii) Vice President Marketing $82,000,and
(iii) Vice President Europe $68,000. To this date, the Company has paid officers no salaries. Board directors are not presently compensated and shall receive no compensation prior to commencement of revenue service.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

     As of May 16, 2005, there were 62,120,009 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2004, the ownership of the Company's Common Stock by
(i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

                               Common Shares
                            Beneficially Owned    Percent of Total Outstanding

Directors and Officers
Igor Dmitrowsky . . . . . .         24,422,825           40.94%
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Walter Kaplinsky  . . . . .          3,717,294            6.23%
2000 Quentin Rd.
Brooklyn, NY 11229

Andris Rukmanis . . . . . .            638,750             <FN1>
Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005

Anita Schiff-Spielman . . .             13,118             <FN1>
1149 Kensington Rd.
Teaneck, NJ 07666

Shares of all directors and         28,791,987           47.17%
executive officers as a
group (4 persons)

Beneficial owners

Steffanie J. Lewis . . . . .         5,623,331            9.43%
3511 North 13th St.
Arlington, VA 22201

<FN1>
* Less than 1%

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

Item 13. EXHIBITS.

3.1 Certificate of Incorporation of Baltia Air Lines, Inc.
  (filed herewith)

3.2  Bylaws of Baltia Air Lines, Inc.

(incorporated by reference to Exhibit 3.2 to Form S-8
  filed on December 19, 2001)

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

Item 14.     Principal Accountant Fees and Services

In 2004, the Company paid its present independent accountant $3,000 for services in providing an audit of the year 2003. In 2005, the Company paid its present independent Accountant $4,000 for services in providing an audit of the year 2004. All other Company accounting and tax preparations have been done in house.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       Baltia Air Lines, Inc.


Date: 05-17-2005        _______ /s/ IGOR DMITROWSKY _______
                        By: Igor Dmitrowsky, President

Date: 05-17-2005       _______ /s/ WALTER KAPLINSKY ______
                        By: Walter Kaplinsky, Secretary

Exhibit 3.1

Certificate of Incorporation of
Baltia Air Lines, Inc.
under Section 402 of the Business Corporation Law

It is hereby certified that:

1. The name of the proposed corporation is Baltia Air Lines, Inc.

2. The purpose or purposes for which this corporation is formed, are as follows, to wit:

To engage in any lawful act or activity for which corporations may be organized under the Business Corporation Law. The corporation is not formed to engage in any act or activity requiring the consent or approval of any state official, department, board, agency or other body.

To engage in air transport and related services.

The corporation, in furtherance of its corporate purposes above set forth, shall have all of the powers enumerated in Section 202 of the Business Corporation Law, subject to any limitations provided in the Business Corporation Law or any other statute of the Stat of New York.

3. The office of the corporation is to be located in the City of New York County of Queens State of New York.

4. The aggregate number of shares which the corporation shall have the authority to issue is one hundred million common shares ($.0001 par value) and two million preferred shares ($.01 par value).

5. The Secretary of State is designated as agent of the corporation upon whom process against it may be served. The post office address to which the Secretary of State shall mail a copy of any process against the corporation served upon him is 63-25 Saunders Street, Suite 7I, Rego Park, NY 11374.

The undersigned incorporator, or each of them if there are more than one, is of the age of eighteen years or over.

In witness whereof, this certificate has been subscribed this 22nd day of August 1989 by the undersigned who affirms that the statements made herein are true under penalties of perjury.

Igor Dmitrowsky /s/
63-25 Saunders St, Ste 7I
Rego Park, NY 11374

Certificate of Incorporation of
Baltia Air Lines, Inc.
under Section 402 of the Business Corporation Law

Filed by Igor Dmitrowsky
63-25 Saunders St, Ste 7I
Rego Park, NY 11374
Tel (718) 275-5205

Exhibit 31.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: May 17, 2005


          /s/ Igor Dmitrowsky
        ------------------------
        Igor Dmitrowsky
        Chief Executive Officer and Chief Financial Officer
        (principal accounting officer)

EXHIBIT 32.1

     BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 17, 2005

           /s/ Igor Dmitrowsky
         ------------------------
         Igor Dmitrowsky
         Chief Executive Officer and Chief Financial Officer
         (principal accounting officer)