Form 10QSB
period 2005-03-31
BALTIA AIR LINES INC
filed 2005-05-19
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [X] Yes [ ]

  As of May 17, 2005 the issuer had 62,120,009 shares of common stock outstanding.

  Transitional Small Business Disclosure Format (Check one): No [X]

PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           3/31/2005           12/31/2004
                                         (Unaudited)
  Current Assets
     Cash                              $      2,526       $      36,036

 Plant and Equipment
      Equipment                              60,191              60,191
      Less Accumulated Depreciation         (56,989)            (53,787)
  Net Property, Plant and Equipment           3,202               6,404

     TOTAL ASSETS                      $      5,728       $      42,440

  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $      1,000       $       3,684

  Equity
  Preferred Stock                               665                 665
  Common Stock                                6,212               5,965

     Paid-in-Capital                      8,773,658           8,595,914
     Deficit Accumulated During
      Development Stage                  (8,775,807)         (8,563,788)
     Total Equity                             4,728              38,756
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY             $      5,728       $      42,440

 See notes to unaudited interim financial statements.

                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                                     Three Months Ended  August 24, 1989
                                        March 31,        (Inception) to
                                 2005        2004        March 31, 2005
                             (Unaudited)  (Unaudited)      (Unaudited)

   Revenues                           0             0               0

   Costs & Expenses

   General and
      Administrative        $   208,817   $    99,047     $  6,404,823
   FAA Certification                  0             0          206,633
   Training Expense                   0             0          225,637
   Depreciation             $     3,202   $     3,202     $    302,662
   Other                              0             0          568,245
   Interest                           0             0        1,066,659
      Total expenses            212,019       102,249        8,774,659
   Loss before income taxes    (212,019)     (102,249)      (8,774,659)

   Income Taxes                       0             0            1,148

   Deficit Accumulated During
      Development Stage:    $  (212,019)     (102,249)    $ (8,775,807)
   Per share amounts:
   Loss                             Nil           Nil
   Weighted Average Shares
      Outstanding            61,828,787    53,914,812

  See notes to unaudited interim financial statements.

                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                        Three Months Ended          Aug 24, 1989
                                              March 31,           (inception) to
                                         2005           2004       March 31, 2005

                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage              $(212,019)  $ (102,249) $  (8,775,807)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                             3,202        3,202        302,662
   Expenses paid by issuance of
        common stock                      169,500       52,450        300,352
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses   (2,684)           0      3,152,481
     Cash used by operating activities:   (42,001)     (46,597)    (4,620,011)

   Cash flows from investing activities:
   Purchase of Equipment                        0            0       (309,066)
   Deposit on Airplane Lease                    0            0              0
     Cash used in investing activities:         0            0       (359,066)

   Cash flows from financing activities:
   Issuance of Common Stock                 8,491       45,307      4,446,267
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:           8,491       45,307      4,931,603
   Change in cash                         (33,510)      (1,290)         2,526
   Cash-beginning of period                36,036        2,432              0
     Cash -end of period                    2,526        1,142          2,526

   See notes to unaudited interim financial statements.


NOTES TO FINANCIAL STATEMENTS

  BALTIA AIR LINES, INC.
  (A DEVELOPMENT STAGE COMPANY)
  NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
  MARCH 31, 2005

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2004 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

If we had generated earnings during the quarter ended March 31, 2005, we would have added 39,939,500 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 39,740,000 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

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

3.     Stockholders' Equity

       Stock Issued for Services

In 2005, we issued 2,260,000 shares of our common stock in exchange for services. The shares were valued at $169,500 or about $0.07 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

       Stock Issued Due to Exercise of Warrants & Options

During 2005 holders of 210,000 warrants exercised their option to acquire a like amount of shares of Common Stock. The warrants were exercised at various exercise prices and resulted in proceeds of $210.

4.     New Accounting Standards

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-2, or FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004." The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS 109-2 is effective immediately, we have not begun our analysis and do not expect to be able to complete our evaluation of the repatriation provision until after Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

In March 2004 the Emerging Issues Task Force ("EITF") reached a final consensus on EITF Issue No. 03-06, "Participating Securities and the Two-Class Method under FAS 128, Earnings Per Share". Issue No. 03-06 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for the fiscal quarter ending September 30, 2004. We are evaluating the potential impact from adopting this statement.

In December 2003, the FASB released a revised version of Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") called FIN 46R, which clarifies certain aspects of FIN 46 and provides certain entities with exemptions from requirements of FIN 46. FIN 46R only slightly modified the variable interest model from that contained in FIN 46 and did change guidance in many other areas. FIN 46R was adopted and implemented in the first quarter of fiscal 2004 and had no impact on the Company's financial position or results of operations

Item 2.   Management's Discussion and Analysis and Plan of Operation.

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

OVERVIEW

The Company was organized in the State of New York, August 24,
1989. Its objective is to provide scheduled air transportation from the U.S. to Russia, and former Soviet Union countries. In 1991, the Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi as well as back up service to Moscow. For lack of sufficient working capital, the US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand. Since such time, Baltia has engaged in market research, operations development and planning, as well as activities to raise requisite funding. These costs are borne by Baltia shareholders and principals.

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2005 and 2004 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $109,770 to $208,817 in the three months ended March 31, 2005 as compared to $99,047 in the three months ended March 31, 2004. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $212,019 in the three months ended March 31, 2005 as compared to a net loss of $102,249 in the three months ended March 31, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2005, our working capital was $1,526 and our stockholders' equity was $5,728. As compared to March 31, 2004, our working capital increased from $442 at March 31, 2004 and our stockholders' equity decreased from $67,152 at March 31, 2004. We had unrestricted cash balance of $2,526 at March 31, 2005, as compared to $1,142 at March 31, 2004.

Our operating activities utilized $42,001 in cash during the three months ended March 31, 2005, a decrease of $4,596 from the $46,597 in cash utilized during the three months ended March 31, 2004.

Our financing activities, from issuance of common stock, provided $8,491 and $45,307 in cash during the three months ended March 31, 2005 and 2004, respectively.

As a result of the foregoing, our unrestricted cash increased by $1,384 to $2,526 at March 31, 2005, as compared to $1,142 at March 31, 2004.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2005.

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

  PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings.

None.

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2005, we issued 2,260,000 shares of our common stock in exchange for services performed on our behalf. The shares were valued at $169,500 or about $0.07 per share, and reflected the share market value at the time of issuance.

During the three months ended March 31, 2005, holders of 210,000 warrants exercised such warrants in full and acquired a like amount of shares of common stock. The warrants were exercised at various exercise prices and resulted in aggregate proceeds of $210.

All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Baltia or executive officers of Baltia, and transfer was restricted by Baltia in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

DATED THIS 17TH DAY OF MAY, 2005

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

Date: May 17, 2005


           /s/ Igor Dmitrowsky
          ------------------------
         Igor Dmitrowsky
         Chief Executive Officer and Chief Financial Officer
        (principal accounting officer)

EXHIBIT 32.1

     BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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