Form 10QSB
period 2005-06-30
BALTIA AIR LINES INC
filed 2005-08-08
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                     BALTIA AIR LINES, INC.
          (Exact name of registrant as specified in its charter)

  NEW YORK                               11-2989648
  (State of Incorporation)        (IRS Employer Identification No.)

          63-25 SAUNDERS STREET, STE 7I, REGO PARK, NY 11374
                 (Address of principal executive offices)

  Registrant's telephone number, including area code: (718) 275 5205


  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [X] Yes [ ]

As of August 3, 2005 the issuer had 64,220,009 shares of common stock outstanding.

  Transitional Small Business Disclosure Format (Check one): No [X]




 PART ONE - FINANCIAL INFORMATION

 Item 1.  Financial Statements.

             BALTIA AIR LINES, INC.
                BALANCE SHEETS
          (A Development Stage Company)


                                         June 30, 2005    December 31, 2004
                                          (Unaudited)
  ASSETS
  Current Assets
     Cash                                $   19,748       $     36,036

 Plant and Equipment
      Equipment                              60,191             60,191
      Less Accumulated Depreciation         (56,989)           (53,787)
  Net Property, Plant and Equipment           3,202              6,404

     TOTAL ASSETS                       $    22,950       $     42,440

  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts Payable                     $     1,200      $      3,684

  Stockholders' Equity
  Preferred Stock                                665               665
  Common Stock                                 6,422             5,965

     Paid-in-Capital                       8,973,754         8,595,914
     Deficit Accumulated During
     Development Stage                    (8,959,091)       (8,563,788)
     Total Stockholders' Equity               21,750            38,756
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY               $    22,950       $    42,440

  See notes to unaudited interim financial statements.


                                             STATEMENT OF OPERATIONS
                                          (A Development Stage Company)

                              Three Months Ended       Six Months Ended        August 24, 1989
                                  June 30,                 June 30             (Inception) to
                              2005        2004         2005         2004        June 30, 2005
                                (Unaudited)               (Unaudited)            (Unaudited)

   Revenues                           0             0           0             0             0

   Costs & Expenses
   General and
      Administrative        $   183,284   $    50,795  $  392,101  $    149,842  $  6,588,107
   FAA Certification                  0             0           0             0       206,633
   Training Expense                   0             0           0             0       225,637
   Depreciation                       0         3,202       3,202         6,404       302,662
   Other                              0             0           0             0       568,245
   Interest                           0             0           0             0     1,066,659

      Total expenses            183,284        53,997     395,303       156,246     8,957,943

   Loss before income taxes    (183,284)      (53,997)   (395,303)     (156,246)   (8,957,943)

   Income Taxes                       0             0           0             0         1,148

   Deficit Accumulated During
      Development Stage:    $  (183,284)  $   (53,997) $  (395,303) $  (156,246) $ (8,959,091)

   Per share amounts:
   Loss                             Nil           Nil          Nil          Nil
   Weighted Average          63,050,558    58,328,855   61,664,583   56,123,240
      Outstanding

   See notes to unaudited interim financial statements.


                              STATEMENT OF CASH FLOWS
                           (A Development Stage Company)

                                          Six Months Ended         Aug 24, 1989
                                               June 30,            (inception) to
                                           2005        2004        June 30, 2005
                                       (Unaudited)  (Unaudited)    (Unaudited)
 Cash flows from operating activities:
 Deficit Accumulated During
         Development Stage             $ (395,303)  $ (156,246)  $ (8,959,091)
  Adjustments to reconcile net
  loss to net cash provided by
  operations:
  Depreciation                              3,202        6,404        302,662
 Expenses paid by issuance of
       common stock                       290,853       55,550        421,705
  Decrease in prepaid expenses                  0            0        400,301
  Increase in Payable & accrued expenses   (2,484)           0      3,152,681
    Cash used by operating activities:   (103,732)     (94,292)    (4,681,742)

 Cash flows from investing activities:
   Purchase of Equipment                        0            0       (309,066)
   Return of deposit on Airplane Lease          0       50,000              0
     Cash used in investing activities:         0       50,000       (309,066)

 Cash flows from financing activities:
   Issuance of Common Stock                87,444       45,307      4,525,220
   Issuance of Preferred Stock                  0            0          2,753
   Loans related to parties                     0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:          87,444       45,307      5,010,556

   Change in cash                         (16,288)       1,015         19,748
   Cash-beginning of period                36,036        2,432              0
     Cash -end of period                $  19,748    $   3,447   $     19,748

  See notes to unaudited interim financial statements.


NOTES TO FINANCIAL STATEMENTS


  BALTIA AIR LINES, INC.
   (A DEVELOPMENT STAGE COMPANY)
  NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
        JUNE 30, 2005

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and six month periods ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a "development stage" format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.

2.        Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented If we had generated earnings during the six months ended June 30, 2005, we would have added 39,939,500 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 39,740,000 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion of our Preferred Stock.

If we had generated earnings during the quarter ended June 30, 2004, we would have added 42,224,779 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 42,025,079 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion of our Preferred Stock.

3.   Stockholders' Equity

           Stock Issued for Services
During the quarter ended June 30, 2005 we issued 2,300,000 shares of our common stock in exchange for services. The shares were valued at $ 136,353 or about $0.06 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued Due to Exercise of Warrants & Options
No holders of warrants exercised their option to acquire shares of Common Stock during the quarter ended June 30, 2005. Outstanding warrants and options remain at 39,740,000.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets.-.an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

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

OVERVIEW

Baltia Air Lines, Inc. (the "Company") was organized in the State of
New York, August 24, 1989. Its objective is to provide scheduled air transportation from the U.S. to Russia, and former Soviet Union countries. In 1991, the U.S. Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi as well as back up service to Moscow. For lack of sufficient working capital, the DOT terminated the Company's route authority without prejudice to reapply when financing was in hand. Since such time, the Company has engaged in market research, operations development and planning, as well as activities to raise requisite finances. These costs are borne by the Company's shareholders and principals.

With the exception of the JFK - Moscow route, there exists no non-stop competitive air transportation service on the routes for which the Company can reapply pending financing. The Company intends to supply full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. The Company has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks subject to registration.

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

Stock-Based Compensation Plans: We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement
No. 123," or SFAS 148, using the Black-Scholes pricing model. We charge the value of the equity instrument to earnings and in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.-.an interpretation of
APB Opinions No. 15 and 25."

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and June 30, 2004

We had no revenues during the three months ended June 30, 2005 and 2004 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $132,489 to $183,284 in the three months ended June 30, 2005 as compared to $50,795 in the three months ended June 30, 2004. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $183,284 in the three months ended June 30, 2005 as compared to a net loss of $53,997 in the three months ended June 30, 2004.

Six Months Ended June 30, 2005 and June 30, 2004

We had no revenues during the six months ended June 30, 2005 and 2004 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $242,259 to $392,101 in the six months ended June 30, 2005 as compared to $149,842 in the six months ended June 30, 2004. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $395,303 in the six months ended June 30, 2005 as compared to a net loss of $156,246 in the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2005, our working capital was $18,548 and our stockholders' equity was $21,750. This reflects an increase from June 30, 2004 when our working capital was $2,747 and our stockholders' equity was $16,255. We had a cash balance of $19,748 at June 30, 2005, as compared to $3,447 at June
30, 2004.

Our operating activities utilized $61,731 in cash during the three months ended June 30, 2005, an increase of $14,036 from the $47,695 in cash utilized during the three months ended June 30, 2004.

Our financing activities provided $78,953 and $45,307 in cash during the three months ended June 30, 2005 and 2004, respectively.

As a result of the foregoing, our unrestricted cash increased by $16,301 to $19,748 at June 30, 2005, as compared to $3,447 at June 30, 2004.

We had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2005.

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

Item 3.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer (which duties include that of principal accounting officer) of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that all material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

As of June 30, 2005 and the date of this report there was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement additional internal controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2005, we issued 2,300,000 shares of our common stock in exchange for services performed on our behalf. The shares were valued at $136,353, or about $0.06 per share, and reflected the share market value at the time of issuance.

All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

DATED THIS 7th DAY OF AUGUST

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

Date: August 7, 2005


                 /s/ Igor Dmitrowsky
               ------------------------
               Igor Dmitrowsky
               Chief Executive Officer and Chief Financial Officer
              (principal accounting officer)


EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Date: August 7, 2005

              /s/ Igor Dmitrowsky
             ------------------------
             Igor Dmitrowsky
             Chief Executive Officer and Chief Financial Officer
            (principal accounting officer)