Form 10QSB
period 2005-09-30
BALTIA AIR LINES INC
filed 2005-11-15
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                        Class                      Number of Shares
     Common Stock - Par Value $.0001 Per Share         65,228,009
     Preferred Stock - Par Value $.01 Per Share            66,500


  Transitional Small Business Disclosure Format (Check one): No [X]




PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                       BALTIA AIR LINES, INC.
                          BALANCE SHEETS
                  (A Development Stage Company)


                                       Sept 30, 2005      December 31, 2004
                                       (Unaudited)
ASSETS
 Current Assets
     Cash                                $     21,113     $     36,036

 Plant and Equipment
      Equipment                                60,191           60,191
      Less Accumulated Depreciation           (58,590)         (53,787)
  Net Property, Plant and Equipment             1,601            6,404
  Other:

     TOTAL ASSETS                        $     22,714     $     42,440

  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                     $      1,200     $      3,684

  Equity
  Preferred Stock                                 665              665
  Common Stock                                  6,523            5,965

     Paid-in-Capital                        9,070,853        8,595,914
     Deficit Accumulated During
     Development Stage                     (9,056,527)      (8,563,788)
     Total Equity                              21,514           38,756
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY               $     22,714     $     42,440

     See notes to unaudited interim financial statements.


                                              BALTIA AIR LINES, INC.
                                             STATEMENT OF OPERATIONS
                                          (A Development Stage Company)

                           Three Months Ended       Nine Months Ended         August 24, 1989
                               Sept 30,                  Sept 30,              (Inception) to
                                  2005               2004        2005       2004      Sept 30, 2005
                              (Unaudited)              (Unaudited)           (Unaudited)

   Revenues                          0                     0             0              0                0

   Costs & Expenses
   General and
      Administrative        $   95,835           $    88,458   $   487,936    $   238,300    $   6,683,942
   FAA Certification                 0                     0             0              0          206,633
   Training Expense                  0                     0             0              0          225,637
   Depreciation             $    1,601           $     3,202   $     4,803    $     9,606          304,263
   Other                             0                     0             0              0          568,245
   Interest                          0                     0             0              0        1,066,659

      Total expenses            97,436                91,660       492,739        247,906        9,055,379

   Loss before income taxes    (97,436)              (91,660)     (492,739)      (247,906)      (9,055,379)

   Income Taxes                      0                     0             0              0            1,148

   Deficit Accumulated During
      Development Stage:    $  (97,436)          $   (91,660)  $  (492,739)   $   247,906)      (9,056,527)
   Per share amounts:
   Loss                            Nil                   Nil           Nil            Nil
   Weighted Average          64,420,270           58,764,846    63,051,489     57,010,203


   See notes to unaudited interim financial statements.




                                     BALTIA AIR LINES, INC.
                                    STATEMENT OF CASH FLOWS
                                  (A Development Stage Company)

                                         Nine Months Ended          Aug 24, 1989
                                               Sept 30,            (inception) to
                                           2005        2004         Sept 30, 2005
                                       (Unaudited)  (Unaudited)      (Unaudited)
Cash flows from Operations:
   Deficit Accumulated During
         Development Stage              $ (492,739) $  247,906)  $  (9,056,527)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                              4,803       9,606         304,263
   Expenses paid by issuance of
        common stock                       340,853      66,950         471,705
   Decrease in prepaid expenses                  0           0         400,301
   Increase in Payable & accrued expenses        0           0       3,152,181
     Cash used by operating activities:   (149,567)   (171,350)     (4,727,577)

   Cash flows from investing activities:
   Purchase of Equipment                         0           0        (309,066)
   Return of deposit on Airplane Lease           0      50,000               0
     Cash used in investing activities:          0      50,000        (309,066)

   Cash flows from financing activities:
   Issuance of Common Stock                134,644     221,148       4,572,420
   Issuance of Preferred Stock                   0           0           2,753
   Loans from related parties                    0           0       1,351,573
   Repayment of related party loans              0           0        (368,890)
   Acquisition of Treasury Stock                 0           0        (500,100)
     Cash generated by financing:          134,644     221,148       5,057,756

   Change in cash                          (14,923)     99,798          21,113
   Cash-beginning of period                 36,036       2,432               0
     Cash -end of period                 $  21,113  $  102,230     $    21,113

   See notes to unaudited interim financial statements.




  NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

In the opinion of management, the information furnished in this Form
10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine month periods ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a "development stage" format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.


2.   Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented

If we had generated earnings during the nine months ended September 30, 2005, we would have added 39,939,500 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 39,740,000 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

If we had generated earnings during the nine months ended September 30, 2004, we would have added 42,224,779 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 42,025,079 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

3.      Stockholders' Equity

            Stock Issued for Cash
During the quarter ended September 30, 2005 we issued 500,000 shares of our common stock for a total of $50,000. The shares are not registered and subject to restrictions as to transferability.

            Stock Issued for Services
During the quarter ended September 30, 2005 we issued 508,000 shares of our common stock in exchange for services. The shares were valued at $ 50,000 or about $0.10 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our consolidated financial position, results of operations or cash flows.

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

Stock-Based Compensation Plans: We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. Under APB 25, compensation cost is measured as the excess, if any, of the closing market price of our stock at the date of grant over the exercise price of the option granted. We recognize compensation cost for stock options, if any, ratably over the vesting period. Generally, we grant options with an exercise price equal to the closing market price of our stock on the grant date. Accordingly, we have not recognized any compensation expense for our stock option grants. We provide additional pro forma disclosures as required under SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an Amendment of FASB Statement
No. 123," or SFAS 148, using the Black-Scholes pricing model. We charge the value of the equity instrument to earnings and in accordance with FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans-an interpretation of
APB Opinions No. 15 and 25."

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended September 30, 2005 and 2004 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $7,376 to $95,835 in the three months ended September 30, 2005 as compared to $88,458 in the three months ended September 30, 2004. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $97,436 in the three months ended September 30, 2005 as compared to a net loss of $91,660 in the three months ended September 30, 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2005, our working capital was $19,913 and our stockholders' equity was $22,714. This reflects a decrease from September 30, 2004 when our working capital was $101,530 and our stockholders' equity was $111,136. We had unrestricted cash balance of $21,113 at September 30, 2005, as compared to $102,230 at September 30, 2004.

Our operating activities utilized $45,833 in cash during the three months ended September 30, 2005, an increase of $15,372 from the $30,461 in cash utilized during the three months ended September
30, 2004.

Our financing activities provided $47,200 and $126,043 in cash during the three months ended September 30, 2005 and 2004, respectively.

As a result of the foregoing, our unrestricted cash increased by $100,208 to $102,230 at September 30, 2005, as compared to $2,022 at September 30, 2004.

We had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2005.

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


PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings.

  None.

  Item 2.   Unregistered Sales of Securities and Use of Proceeds.

During the three months ended September 30, 2005, we issued 500,000 shares of our common stock for a total of $50,000.

During the three months ended September 30, 2005, we issued 508,000 shares of our common stock as compensation for services performed on our behalf. The shares were valued at $50,000, or about $0.10 per share, and reflected the share market value at the time of issuance.

All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Baltia or executive officers of Baltia, and transfer was restricted. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

DATED THIS 14th DAY OF NOVEMBER

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

Date: November 14, 2005


                    /s/ Igor Dmitrowsky
                 ------------------------
                 Igor Dmitrowsky
                 Chief Executive Officer and Chief Financial Officer (principal accounting officer)


EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



Date: November 14, 2005

           /s/ Igor Dmitrowsky
          ------------------------
          Igor Dmitrowsky
          Chief Executive Officer and Chief Financial Officer
          (principal accounting officer)