Form 10KSB
period 2005-12-31
BALTIA AIR LINES INC
filed 2006-03-31
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [X] yes [ ] no

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant has not commenced revenue operations to date. Registrant's revenues for its fiscal year 2005: $-0-

The aggregate market value of the voting common equity held by non-affiliates as of March 29, 2006 is $2,588,175.

As of March 29,2006 there were 77,858,009 shares of common stock outstanding.

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

Inspection and Demonstration Period:

Training of pilots, instructors, check airmen
Training of mechanics, instructors
Training of dispatchers
Training of flight attendants
Aircraft conformity check
Inspection of base of operations and stations JFK and St.
Petersburg
Mini evacuation test
Proving flight

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

With the Boeing 747 true wide body aircraft Baltia intends to provide cargo service from JFK to St. Petersburg, offering containers, pallets, and block space arrangements. Baltia expects to carry contract cargo for express shippers. Baltia plans to market its own "Baltia Courier", "Baltia Express", and "Baltia Priority" express service for letter and packages. Baltia also expects revenues from diplomatic mail and cargo, under the Fly America Act provision. This Act provides that when service is available, US government traffic is required to fly on a US Flag carrier.

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

As of December 31, 2005, Baltia has four full-time personnel and five part-time personnel. SH&E, an industry consulting firm based in New York, is Baltia's consultant. Baltia staff has professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance and administration.

Item 2.  Description of Property.

The Company's property consists of office equipment and operations manuals. The Company rents space for its headquarters at 63-25 Saunders Street, Suite 7I, Rego Park, New York 11374, and leases operations space at Concourse B, Terminal 4, JFK International Airport, at monthly rents of $1,171 and $900, respectively. The Company believes its property is adequate to launch its services and the Company expects to increase space within the first few months of operations.

Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS", registered in Jan 7, 1992 and Jan 26, 1993, respectively.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.  Market for Common Equity and Related Stockholder Matters.

The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2004 and 2005. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

      Fiscal Quarter Ended         High         Low
--------------------------- -------------------------------
        March 31, 2004              .21         .10
         June 30, 2004              .18         .05
    September 30, 2004              .18         .10
     December 31, 2004              .13         .06

        March 31, 2005              .09         .05

         June 30, 2005              .09         .06

    September 30, 2005              .11         .04

     December 31, 2005              .11         .06

The Company currently estimates that there are approximately 300 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

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

PLAN OF OPERATION

We do not currently have sufficient capital to commence revenue flight operations and must rely on additional sources of financing in order to maintain our current level of operations. During 2005 and into 2006 we continued to finance our operations through the issuance of our common stock. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $2,500-$5,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2006.

In 2006 we plan to raise $1 to 1.5 mm in additional financing in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 15 management and 45 staff personnel.

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

RESULTS OF OPERATIONS

We had no revenues during the fiscal year ended December 31, 2005 and 2004 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $390,054 to $714,548 during fiscal year ended December 31, 2005 as compared to $324,494 during the fiscal year ended December 31, 2004. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $721,114 during the fiscal year ended December 31, 2005 as compared to a net loss of $337,627 during the fiscal year ended December 31, 2004.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon our initiating flight operations. Our ability to realize revenue from flight operations in any given future fiscal period remains highly contingent upon our obtaining significant equity infusions and/or long-term debt financing sufficient to fund leasing and operating a Boeing 747. Even if we were to be successful in procuring such funding, there can be no assurance that we will be successful in commencing revenue operations or, if commenced, that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2005, our working capital was $13,747 and our stockholders' equity was $15,858. This reflects a decrease from December 31, 2004 when our working capital was $32,352 and our stockholders' equity was $38,756. We had unrestricted cash balance of $14,947 at December 31, 2005, as compared to $36,036 at December 31, 2004.

Our operating activities utilized $194,260 in cash during the fiscal year ended December 31, 2005, a decrease of $87,696 from the $254,885 in cash utilized during the fiscal year ended December 31, 2004.

Our financing activities provided $175,444 and $238,489 in cash during the fiscal year ended December 31, 2005 and 2004, respectively.

As a result of the foregoing, our unrestricted cash decreased by $18,816 to $17,220 at December 31, 2005, as compared to $36,036 at December 31, 2004.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2005.

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

Item 7. Financial Statements.

BALTIA AIR LINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheet of Baltia Air Lines, Inc. (the "Company") as of December 31, 2005 and December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Baltia Air Lines, Inc. as of December 31, 2005 and December 31, 2004 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

The Company has incurred operating losses since inception and does not currently have sufficient capital to commence revenue flight operations.
Note 7 of the financial statements addresses Management's Plan regarding the future operations of the Company.

March 29, 2006
/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

March 29, 2006


 Baltia Air Lines, Inc.
 Balance Sheets
 (A Development Stage Company)

                                              12/31/2005     12/31/2004
           Assets
Current Assets
Cash                                         $     14,947   $  36,036

Property & Equipment:
Equipment                                          62,464      60,191
Accumulated Depreciation                          (60,353)    (53,787)
  Net Property & Equipment                          2,111       6,404

Total Assets                                    $  17,058   $  42,440

Liabilities & Equity

Current Liabilities:
Accounts Payable                                $   1,200    $  3,684

Equity:
Preferred stock - 2,000,000
  authorized $0.01 par value
  66,500 issued & outstanding                         665         665

Common Stock - 200,000,000
  authorized $0.0001 par value
  67,298,009 issued & outstanding
  (59,650,009 in 2004)                              6,730       5,965

Additional paid in capital                      9,293,365   8,595,914

Deficit Accumulated During
  Development Stage                            (9,284,902) (8,563,788)

Total Equity                                   $   15,858  $   38,756

Total Liabilities & Equity                     $   17,058  $   42,440

See Summary of Significant Accounting Policies and Notes to Financial
Statements.

Baltia Air Lines, Inc.
Statements of Operations
(A Development Stage Company)

                                                   Years Ended
Inception to
                                            12/31/2005     12/31/2004
12/31/2005
Revenue                                  $            0    $          0    $          0

Costs & Expenses
 General & administrative                       714,548         324,494       6,910,554
 FAA certification costs                              0               0         206,633
 Training                                             0               0         225,637
 Depreciation                                     6,566          12,808         306,026
 Other                                                0               0         568,245
 Interest                                             0               0       1,066,659
   Total Costs & Expenses                       721,114         337,302       9,283,754

Loss before income taxes                       (721,114)       (337,302)     (9,283,754)

Income Taxes                                          0             325           1,148

Deficit Accumulated During
        Development Stage                 $    (721,114)    $  (337,627)   $ (9,284,902)

Per share amounts:
Basic:
  Loss                                           ($0.01)            Nil
  Weighted Average                           63,771,434      57,938,897

See Summary of Significant Accounting Policies and Notes to Financial
Statements.

Baltia Air Lines, Inc.
Statements of Cash Flows
(A Development Stage Company)

                                                         Years Ended
    Inception to
                                                         12/31/2005
12/31/2004    12/31/2005
Cash flows from operating activities:
Deficit Accumulated During Development Stage             $  (721,114)   $(337,627)   $ (9,284,902)
Adjustments required to reconcile deficit accumulated
  during development stage to cash used in operating
  activities:
Depreciation                                                   6,566       12,808         306,026
Expenses paid by issuance of common stock                    522,772       66,950         653,624
(Increase) decrease in prepaid expenses                            0            0         400,301


Increase (decrease) in accounts payable & accrued expenses    (2,484)       2,984       3,152,681
   Cash flows used by operating activities:                 (194,260)    (254,885)     (4,772,270)

Cash flows from investing activities:
Purchase of equipment                                         (2,273)           0        (311,339)
Deposit on airplane lease                                          0       50,000               0
   Cash used in investing activities                          (2.273)      50,000        (311,339)

Cash flows from financing activities:
Proceeds from issuance of common stock                       175,444      238,489       4,613,220
Proceeds from issuance of preferred stock                          0            0           2,753
Loans from related parties                                         0            0       1,351,573
Repayment of related party loans                                   0            0        (368,890)
Acquisition of treasury stock                                      0            0        (500,100)
 Cash generated by financing activities                      175,444      238,489       5,098,556

Change in cash                                               (21,089)      33,604          14,947
Cash-beginning of period                                      36,036        2,432               0
Cash-end of period                                          $ 14,947    $  36,036    $     14,947

See Summary of Significant Accounting Policies and Notes to Financial
Statements

Baltia Air Lines, Inc.
Statements of Shareholders' Equity
(A Development Stage Company)
                                            Preferred
Common               Deficit

                  Accumulated

Common  Additional      During
                                                Par
Stock     Paid-In     Development
                                      Shares   Value        Shares
Amount    Capital        Stage
Balance at December 31, 2001         275,250 $ 2,753   48,679,757   $ 4,868   $ 8,138,593    $  8,049,149)
Contribution of Additional Capital                                                 12,877
Net Loss                                                                                          (76,106)
Balance at December 31, 2002         275,250   2,753   48,679,757     4,868     8,151,470      (8,125,255)

Exercise of Warrants and Options                        2,934,662       293        86,906
Stock issued for cash                                     696,428        70        50,442
Stock issued for services                                (145,000)      (15)          417
Eliminated Treasury Stock Account                                                    (100)
Correct error in Preferred Stock    (208,750) (2,088)                               2,088
Net Loss                                                                                         (100,906)
Balance at December 31, 2003          66,500     665   52,165,847     5,217     8,291,223      (8,226,161)

Exercise of Warrants and Options                        3,771,162       377        36,082
Shares issued for cash
Shares issued for services                              4,600,000       460       201,547
Shares issued to correct previous errors                   75,000         8            (8)
Cancellation of shares issued in error                 (1,370,000)     (137)          137
Net Loss                                                                                         (337,627)
Balance at December 31, 2004          66,500     665   59,650 009     5,965     8,595,914      (8,563,788)

Exercise of Warrants and Options                          210,000        21           189
Shares issued for cash                                    500,000        50       175,184
Shares issued for services                              6,938,000       694       522,078
Net Loss                                                                                         (721,114)
Balance at December 31, 2005          66,500     665   67,298,009     6,730     9,293,365      (9,284,902)

See Summary of Significant Accounting Policies and Notes to Financial
Statements

BALTIA AIR LINES, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2005

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

If we had generated earnings during the year ended December 31, 2005, we
would have added 39,939,500   common equivalent shares to the weighted
average shares outstanding to compute the diluted weighted average shares outstanding (40,476,218 in 2004).


                                               Year Ended December 31
                                                  2004         2003
Numerator-Net Loss                        $    (721,114)  $  (337,627)
Denominator:
Weighted average-basic                       63,771,434    57,938,897
Assumed conversion of warrants               39,740,000    40,276,718
Assumed conversion of preferred stock           199,500       199,500

Denominator-diluted                         103,710,934    98,415,115
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

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards.

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

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.
In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29," which is effective for us starting July 1, 2005. In the past, we were frequently required to measure the value of assets exchanged in non-monetary transactions by using the net book value of the asset relinquished. Under SFAS No. 153, we will measure assets exchanged at fair value, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS No. 153 is not anticipated to have a material effect on our financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not believe that adoption of SFAS 154 will have a material impact on its financial statements.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Note 2. Property and Equipment

A summary of property & equipment is as follows:

                       Estimated useful life        2005          2004

Operations manuals            5-7 years           $28,109        $28,109
Office equipment              5-7 years            34,355         34,355
Less accumulated depreciation                     (60,353)       (53,787)
Net                                                $2,111         $8,677
Depreciation expense                               $6,566        $12,808


Note 3. Stockholders' Equity

Description of Securities

Common Stock: We have been authorized 200,000,000 shares of Common Stock at $.0001 par value per share. As of December 31, 2005, a total of 67,298,009 shares of Common Stock were issued and outstanding and held by over 100 shareholders. In addition, we have granted warrants to issue up to 39,990,000 more shares of our common stock. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.


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

Recent Issuance of Unregistered Securities

2005:
              Stock Issued for Cash
We issued 500,000 shares of our common stock in exchange for receiving a total of $87,140 in cash and collected approximately $90,000 in subscriptions receivable. The shares are not registered and subject to restrictions as to transferability.

           Stock Issued for Services
We issued 6,938,000 shares of our common stock in exchange for services. The shares were valued at $522,772 or about $0.08 per share which reflected the weighted average market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

                                      2005                           2004
                                                 Weighted                       Weighted
                                                  average                        average
                                    Shares    exercise price        Shares   exercise price
Shares outstanding January 1        39,740,000     $0.0001        43,511,162    $0.0001
Granted during year                    250,000     $0.0000                 0

Exercised                                    0     $0.0001        (3,771,162)   $0.0001
Lapsed                                       0     $0.0000                 0

Outstanding at December 31          39,990,000     $0.0001        39,740,000    $0.0001
Weighted average months remaining                    37.4                         49.4

The following table summarizes the status of the Company's aggregate stock options as of December 31, 2005:

                                    Options Outstanding
Options Exercisable
                               weighted           Weighted average
         weighted
                             average  exercise      remaining life          average  exercise
Grantee                       Shares     price       In months              Shares    price
Management & Directors      38,150,000   Nil(1)        37.6                      0     n/a
Other                        1,840,000   Nil           31.1              1,840,000     Nil
Total Shares                39,990,000                                   1,840,000

(1) exercise price below one cent


The outstanding options of 38,150,000 granted to management vest upon the completion of the first revenue flight.

Note 4. Income Taxes

The Company has approximately $ 8,000,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2025. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

                                            2005         2004
The provision (benefit) for
income taxes consists of
the following:
  Currently payable:
     Federal                            $       0    $       0
     State                                      0          325
Total currently payable                       325          325
  Deferred:
     Federal                              232,920       50,729
     State                                 36,056        8,372
Total deferred                            268,976       59,101
Less increase in allowance               (268,976)     (59,101)
Net deferred                                    0            0
Total income tax provision (benefit)    $       0    $     325


Individual components of deferred
taxes are as follows:
                                             2005          2004
Deferred tax asset arising
from net operating loss carry forwards  $ 3,604,571   $  3,335,595

Less deferred tax allowance              (3,604,571)    (3,335,595)

Net Deferred Income Taxes               $         0   $          0

Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

Note 5. Commitments and Contingencies

Facilities: The Company leases its office space for its administrative offices, under a month to month agreement, at a monthly rental of approximately $900.

Note 6. Supplementary Cash Flow Disclosure:

                                             2005       2004

Equity instruments issued for services:   $552,772    $66,950

Note 7. Management's Plan of Operation

We do not currently have sufficient capital to commence revenue flight operations and must rely on additional sources of financing in order to maintain our current level of operations. During 2005 and into 2006 we continued to finance our operations through the issuance of our common stock and the continued exercise of warrants associated with our 1999 public offering. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $2,500-$5,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2006.

In 2006 we plan to raise $1 to 1.5 mm in additional financing in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 15 management and 45 staff personnel.

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

ITEM 8B  OTHER INFORMATION.

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
          OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers and Directors

The following table summarizes certain information with respect to the executive officers and directors of the board :

Name                     Age   Position
Igor Dmitrowsky . . . .  51    President, CEO, CFO, Chairman of the Board
Walter Kaplinsky  . . .  68    Secretary
Andris Rukmanis . . . .  44    V.P. Europe and Director
Anita Schiff-Spielman    51    Director

Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

Igor Dmitrowsky, President, Chief Executive Officer and CFO, founded the Company and served as Chairman of the Board from its inception in August 24, 1989 to date. Mr. Dmitrowsky, a US citizen, born in Riga, Latvia, attended the State University of
Latvia from 1972 to 1974 and Queens College from 1976 through 1979. In 1979, he founded American Kefir Corporation, a dairy distribution company, which completed a public offering in 1986, and from which he retired in 1987. Mr. Dmitrowsky has financed aircraft and automotive projects, speaks fluent Latvian and Russian, and has traveled extensively in the republics of the former Soviet Union. In 1990, he testified before the House Aviation Subcommittee on the implementation of United States' aviation authorities by US airlines.

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

Committees of the Board of Directors

As of December 31, 2005, we do not have any committees of our board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, AS AMENDED.

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2005, failed to file on a timely basis reports required by
Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation.

No compensation has been paid to our executive officers during the fiscal years ended December 31, 2005, 2004 and 2003.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director during our fiscal year ended December 31, 2005.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended December 31, 2005.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We had no long-term incentive plans and made no stock awards during our fiscal year ended December 31, 2005.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.



As of March 29, 2006, there were 77,868,009 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2005, the ownership of the Company's Common Stock by (i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

                                  Common Shares       Percent of Total
                              Beneficially Owned      Outstanding

Directors and Officers

Igor Dmitrowsky . . . . . .         24,422,825            36.29%
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Walter Kaplinsky  . . . . .          3,717,294             5.52%
2000 Quentin Rd.
Brooklyn, NY 11229

Andris Rukmanis . . . . . .          1,118,750             1.66%
Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005

Anita Schiff-Spielman . . .             13,118                *
1149 Kensington Rd.
Teaneck, NJ 07666

Shares of all directors and         29,260,743            43.48%
executive officers as a
group (4 persons)

Beneficial owners

Steffanie J. Lewis . . . . .         5,623,331             8.36%
3511 North 13th St.
Arlington, VA 22201

* Less than 1%



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

Item 13. EXHIBITS.

3.1 Certificate of Incorporation of Baltia Air Lines, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 19, 2005)

3.2 Bylaws of Baltia Air Lines, Inc. (incorporated by reference to Exhibit
3.2 to Form S-8 filed on December 19, 2001).

23 Consent of Michael F. Cronin, CPA

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

ITEM 14.     Principal Accountant Fees and Services

In 2005, the Company paid its present independent accountant $4,000 for services in providing an audit of the year 2004. In 2006, the Company paid its present independent Accountant $4,000 for services in providing an audit of the year 2005. All other Company accounting and tax preparations have been done in house.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: 03-29-2006

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE
TITLE                                                                   DATE

/s/ Igor Dmitrowsky   Chairman, CEO and CFO       March 29, 2006
Igor Dmitrowsky      (Principal Executive Officer
                And Principal Accounting Officer)

/s/ Andris Rukmanis   V.P. Europe and Director    March 29, 2006
Andris Rukmanis

/s/ Anita Schiff-Spielman  Director              March 29, 2006
Anita Schiff-Spielman

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

Date: March 29, 2006

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 29, 2006

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)