Form 10QSB
period 2006-03-31
BALTIA AIR LINES INC
filed 2006-05-15
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                     BALTIA AIR LINES, INC.
          (Exact name of registrant as specified in its charter)

  STATE of NEW YORK                          11-2989648
  (State of Incorporation)        (IRS Employer Identification No.)

          63-25 SAUNDERS STREET, SUITE 7I, REGO PARK, NY 11374
                 (Address of principal executive offices)

  Registrant's telephone number, including area code: (718) 275 5205


  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [ ] Yes [X]

Indicate by an (X) whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

As of May 15, 2006 the issuer had 81,205,009 shares of common stock outstanding.

  Transitional Small Business Disclosure Format (Check one): No [X]




PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           3/31/2006           12/31/2005
                                 (Unaudited)
  Current Assets
     Cash                              $      2,389      $       14,947

 Plant and Equipment
      Equipment                              60,464              62,464
      Less Accumulated Depreciation         (60,434)            (60,353)
  Net Property, Plant and Equipment           2,030               2,111

     TOTAL ASSETS                       $     4,419       $      17,058


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $      1,200      $        1,200

  Equity
  Preferred Stock                               665                 665
  Common Stock                                7,800               6,730

     Paid-in-Capital                      9,995,030           9,293,365
     Deficit Accumulated During
      Development Stage                 (10,000,276)         (9,284,902)
     Total Equity                             3,219              15,858
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $        4,419       $      17,058

  See notes to unaudited interim financial statements.





                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                                     Three Months Ended  August 24, 1989
                                        March 31,        (Inception) to
                                 2006        2005        March 31, 2006
                             (Unaudited)  (Unaudited)      (Unaudited)

   Revenues                           0             0               0

   Costs & Expenses

   General and
      Administrative        $   715,293   $   208,817     $  7,625,847
   FAA Certification                  0             0          206,633
   Training Expense                   0             0          225,637
   Depreciation             $        81   $     3,202     $    306,107
   Other                              0             0          568,245
   Interest                           0             0        1,066,659
      Total expenses            715,374       212,019        9,999,128
   Loss before income taxes    (715,374)     (212,019)      (9,999,128)

   Income Taxes                       0             0            1,148

   Deficit Accumulated During
      Development Stage:    $  (715,374)     (212,019)   $ (10,000,276)
   Per share amounts:
   Loss                             Nil           Nil
   Weighted Average Shares
      Outstanding            75,520,453    61,828,787

   See notes to unaudited interim financial statements.



                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Three Months Ended          Aug 24, 1989
                                              March 31,            (inception) to
                                         2006           2005       March 31, 2006
                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage              $(715,374)  $ (212,019) $ (10,000,276)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                                81        3,202        306,107
   Expenses paid by issuance of
        common stock                      694,800      169,500      1,348,424
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses        0       (2,684)     3,152,681
     Cash used by operating activities:   (20,493)     (42,001)    (4,792,763)

   Cash flows from investing activities:
   Purchase of Equipment                        0            0       (311,339)
   Deposit on Airplane Lease                    0            0              0
     Cash used in investing activities:         0            0       (311,339)

   Cash flows from financing activities:
   Issuance of Common Stock                 7,935        8,491      4,621,155
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:           7,935        8,491      5,106,491
   Change in cash                         (12,558)     (33,510)         2,389
   Cash-beginning of period                14,947       36,036              0
     Cash -end of period                    2,389        2,526          2,389

   See notes to unaudited interim financial statements.





NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2005

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2005 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a 'development stage' format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities


2.     Earnings/Loss Per Share

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

If we had generated earnings during the quarter ended March 31, 2006, we would have added 39,939,500 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 39,740,000 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

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

3.      Stockholders' Equity

           Stock Issued for Services
In 2006, we issued 8,705,000 shares of our common stock in exchange for services. The shares were valued at $ 694,800 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

In 2005, we issued 2,260,000 shares of our common stock in exchange for services. The shares were valued at $ 169,500 or about $0.07 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

             Stock Issued Due to Exercise of Warrants & Options
During 2005 holders of 210,000 warrants exercised their option to acquire a like amount of shares of Common Stock. The options were at various exercise prices and resulted in proceeds of $ 210.

4.     New Accounting Standards-Adoption of SFAS 123R

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2006 and 2005, the Company's recognized (2005 on a pro forma basis) no compensation expense related to stock option grants. The Company did not grant any options during the three months ended March 31, 2006.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made.

As of March 31, 2006, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended March 31, 2006 was $0 (also none during the three-month period ended March 31, 2005). A summary of activity for the three months ended March 31, 2006 is as follows:

                                                      Weighted
                                                      Average
                                            Weighted  Remaining
                                            Average   Contractual  Aggregate
                                            Exercise  Term         Intrinsic
                              Shares        Price     (Years)      Value
Options outstanding at
December 31, 2005             39,990,000    $0.009
Granted                         -              -
Exercised                       -              -
Forfeited                       -              -

Options outstanding
at March 31, 2006              39,990,000   $0.009      2.86         none

Options exercisable
at March 31, 2006              39,990,000   $0.009      2.86         none


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

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment"
("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, the Company accounted for its stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and recognized no compensation expense for stock option grants since all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2006 and 2005, the Company's recognized (2005 on a pro forma basis) no compensation expense related to stock option grants.

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2006 and 2005 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $506,476 to $715,293 in the three months ended March 31, 2006 as compared to $208,817 in the three months ended March 31, 2005. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $715,374 in the three months ended March 31, 2006 as compared to a net loss of $212,019 in the three months ended March 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2006, our working capital was $1,189 and our stockholders' equity was $4,419. As compared to March 31, 2005, our working capital decreased from $1,526 at March 31, 2005 and our stockholders' equity decreased from $5,728 at March 31, 2005. We had unrestricted cash balance of $2,389 at March 31, 2006, as compared to $2,526 at March 31, 2005.

Our operating activities utilized $20,493 in cash during the three months ended March 31, 2006, a decrease of $21,508 from the $42,001 in cash utilized during the three months ended March 31, 2005.

Our financing activities, from issuance of common stock, provided $7,935 and $8,491 in cash during the three months ended March 31, 2006 and 2005, respectively.

As a result of the foregoing, our unrestricted cash decreased by $137 to $2,389 at March 31, 2006, as compared to $2,526 at March 31, 2005.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2006.

  Item 3.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

  PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings.

None.

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006, we issued 8,705,000 shares of our common stock in exchange for services performed on our behalf.
The shares were valued at $694,800 or about $0.08 per share, and reflected the share market value at the time of issuance.

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

DATED THIS 15th DAY OF MAY

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

Date: May 15, 2006


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)


EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: May 15, 2005

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)