Form 10QSB
period 2006-09-30
BALTIA AIR LINES INC
filed 2006-11-14
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED September 30, 2006

                     BALTIA AIR LINES, INC.
          (Exact name of registrant as specified in its charter)

  STATE of NEW YORK                          11-2989648
  (State of Incorporation)        (IRS Employer Identification No.)

          6325 SAUNDERS STREET, SUITE 7I, REGO PARK, NY 11374
                 (Address of principal executive offices)

  Registrant's telephone number, including area code: (718) 275-5205


  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [ ] Yes [X]

Indicate by an (X) whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

As of November 13, 2006 the issuer had 97,802,009 shares of common stock outstanding.

  Transitional Small Business Disclosure Format (Check one): No [X]




PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           9/30/2006           12/31/2005

                                             (Unaudited)
  Current Assets
     Cash                              $      6,822      $       14,947

 Plant and Equipment
      Equipment                              62,464              62,464
      Less Accumulated Depreciation         (60,596)            (60,353)
  Net Property, Plant and Equipment           1,868               2,111

     TOTAL ASSETS                      $      8,690      $       17,058


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $      1,200      $        1,200

  Equity
  Preferred Stock                               665                 665
  Common Stock                                9,032               6,730

     Paid-in-Capital                     10,180,597           9,293,365
     Deficit Accumulated During
      Development Stage                 (10,182,804)         (9,284,902)
     Total Equity                             7,490              15,858
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $        8,690       $      17,058

  See notes to unaudited interim financial statements.





                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                        Three Months Ended  Six Months Ended    August 24, 1989
                             Sept 30,           Sept 30,             (Inception) to
                         2006       2005     2006       2005            Sept 30, 2006
                    (Unaudited)(Unaudited) (Unaudited)(Unaudited)       (Unaudited)

   Revenues           $       0          0           0          0            0

   Costs & Expenses

   General and
      Administrative  $  95,628  $  95,835   $ 897,659  $ 487,936  $ 7,808,213
   FAA Certification          0          0           0          0      206,633
   Training Expense           0          0           0          0      225,637
   Depreciation              81      1,601         243      4,803      306,269
   Other                      0          0           0          0      568,245
   Interest                   0          0           0          0    1,066,659
      Total expenses     95,709     97,436     897,902    492,739   10,181,656
   Loss before
      income taxes      (95,709)   (97,436)   (897,902)  (492,739) (10,182,804)

   Income Taxes               0          0           0          0        1,148

   Deficit Accumulated During
    Development Stage:  (95,709)   (97,436)   (897,902)  (492,739) (10,182,804)
   Per share amounts:
   Loss                     Nil        Nil      ($0.01)       Nil
   Weighted Average Shares
     Outstanding     83,614,500 64,420,270  79,880,783 63,051,489

   See notes to unaudited interim financial statements.




                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Three Months Ended       Aug 24, 1989
                                              Sept 30,            (inception)to
                                         2006           2005      Sept 30, 2006
                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage              $(897,902)  $ (492,739) $ (10,182,802)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                               243        4,803        306,269
   Expenses paid by issuance of
        common stock                      816.328      340,853      1,469,952
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses        0       (2,484)     3,152,681
     Cash used by operating activities:   (57,703)    (104,002)    (4,853,601)

   Cash flows from investing activities:
   Purchase of Equipment                        0            0       (311,339)
   Deposit on Airplane Lease                    0            0              0
     Cash used in investing activities:         0            0       (311,339)

   Cash flows from financing activities:
   Issuance of Common Stock                73,206      134,644      4,686,426

   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:          73,206      134,644      5,171,762
   Change in cash                          (8,125)     (14,923)         6,822
   Cash-beginning of period                14,947       36,036              0
     Cash -end of period                    6,822       21,113          6,822

   See notes to unaudited interim financial statements.



NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
September 30, 2006

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a "development stage" format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.

2.     Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented

If we had generated earnings during the three and nine-month period ended September 30, 2006, we would have added 39,939,500 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 39,740,000 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

If we had generated earnings during the three and nine-month period ended September 30, 2005, we would have added 39,939,500 common equivalent shares, to the weighted average shares outstanding to arrive at diluted weighted average shares outstanding. This consists of 39,740,000 stock options and warrants outstanding and exercisable with exercise prices below the average share price for the period and 199,500 shares issuable upon the conversion or our Preferred Stock.

3.      Stockholders' Equity

      Stock Issued for Services During the Three Months Ended September 30:
During the quarter ended September 30, 2006 we issued 900,000 shares of our common stock in exchange for services. The shares were valued at $72,000 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the quarter ended September 30, 2005 we issued 508,000 shares of our common stock in exchange for services. The shares were valued at $50,000 or about $0.10 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

      Stock Issued For Cash
During the quarter ended September 30, 2006 we issued 200,000 shares of our common stock for a total of $4,000. The shares are not registered and subject to restrictions as to transferability.

      Stock Issued Due to Exercise of Warrants & Options
During the quarter ended September 30, 2006 we issued 8,000,000 shares of our common stock due to the exercise of options or warrants which resulted in proceeds to the company of $23,393. The exercised options ranged from $0.0001 to $0.05 per share. The shares are not registered and subject to restrictions as to transferability.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three and nine months ended September 30, 2006 and 2005, the Company's recognized (2005 on a pro forma basis) no compensation expense related to stock option grants. The Company did not grant any options during the nine months ended September 30, 2006.

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

As of September 30, 2006, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the nine-month period ended September 30, 2006 was $0 (also none during the nine-month period ended September 30, 2005).

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

Results of Operations

We had no revenues during the three months ended September 30, 2006 and 2005 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses decreased $207 to $95,628 in the three months ended September 30, 2006 as compared to $95,835 in the three months ended September 30, 2005. This decrease is mainly the result of decreased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $95,709 in the three months ended September 30, 2006 as compared to a net loss of $97,436 in the three months ended September 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2006, our working capital was $5,622 and our stockholders' equity was $7,490. This reflects a decrease from September 30, 2005 when our working capital was $19,913 and our stockholders' equity was $22,714. We had a cash balance of $6,822 at September 30, 2006, as compared to
 $21,113 at September 30, 2005.

Our operating activities utilized $23,628 in cash during the three months ended September 30, 2006, a decrease of $22,205 from the $45,833 in cash utilized during the three months ended September 30, 2005.

Our financing activities, from issuance of common stock, provided $27,393 and $47,200 in cash during the three months ended September 30, 2006 and 2005, respectively.

As a result of the foregoing, our unrestricted cash decreased by $14,291 to $6,822 at September 30, 2006, as compared to $21,113 at September 30, 2005.

We had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2006.


Item 3.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2006 we issued 900,000 shares of our common stock in exchange for services. The shares were valued at $72,000 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the quarter ended September 30, 2005 we issued 508,000 shares of our common stock in exchange for services. The shares were valued at $50,000 or about $0.10 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the quarter ended September 30, 2006 we issued 200,000 shares of our common stock for a total of $4,000. The shares are not registered and subject to restrictions as to transferability.

During the quarter ended September 30, 2006 we issued 8,000,000 shares of our common stock due to the exercise of options or warrants which resulted in proceeds to the company of $23,393. The exercised options ranged from $0.0001 to $0.05 per share. The shares are not registered and subject to restrictions as to transferability.
All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of the Company or executive officers of the Company, and transfer was restricted. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

DATED THIS 13th DAY OF NOVEMBER

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

Date: November 13, 2006

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
   (principal accounting officer)
EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc.
(the "Company") on Form 10-QSB for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 13, 2006

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)