Form 10KSB
period 2006-12-31
BALTIA AIR LINES INC
filed 2007-04-02
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [x] yes [ ] no

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Registrant has not commenced revenue operations to date. Registrant's revenues for its fiscal year 2006: $-0-

The aggregate market value of the voting common equity held by non-affiliates as of March 29, 2007 is $1,434,162.

As of March 29, 2007 there were 126,300,897 shares of common stock outstanding.

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

BALTIA - US flag, non-stop service:

With non-stop service, a passenger can fly from JFK to St. Petersburg in about than 8 hours in a Boeing B747 wide body airplane. Cargo arrives containerized, palletized, and secure.

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

The air carrier certification process includes environment impact analysis of the airline's operations. There is no specific cost attached, and there are no special environmental procedures in addition to the airline's operations specifications. Standard industry operating procedures include such environmental aspects as containment and cleaning after an accidental fuel spill, handling of de-iceing liquid, waste disposal, etc. Also, Baltia will have to conduct flight operations in compliance with noise abatement regulations. Compliance with these requirements is prescribed by Federal Aviation Regulation and is standard in the industry. The initial compliance cost is part of the air carrier certification. The Company will carry airline liability insurance as required for a US airline by DOT regulation.

During the past two years the Company has been preparing for air carrier certification and is seeking funding to commence revenue flight operations on the JFK - St. Petersburg route. Until the necessary funding is in place, management is foregoing compensation and expects to contribute administrative costs.

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

Additional revenues from charter flying. In conjunction with its Part 121 air carrier certification ("Part 121"), referring to a Federal Aviation Regulations' number, is an industry acronym used to describe a US airline operating heavy jet aircraft) for scheduled service, Baltia intends to seek certification for world wide charter service. Following certification, Baltia plans to utilize aircraft time available between scheduled service, to earn additional revenues from charters. We are also considering qualifying our aircraft for military contracts.

As of December 31, 2006, Baltia has four full-time employees and five part-time employees. SH&E, industry consulting firm based in New York, is Baltia's consultant. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance and administration.

Item 2.  Description of Property.

The Company's property consists of office equipment and operations manuals.
The Company rents space for its headquarters at 63-25 Saunders Street, Suite 7I, Rego Park, New York 11374, and leases operations space at Concourse A, Terminal 4, JFK International Airport, at monthly rents of $1,171 and $900, respectively. The Company believes its property is adequate to launch its services and the Company expects to increase space within the first few months of operations.

Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS", registered in Jan 7, 1992 and Jan 26, 1993, respectively.

Item 3. Legal Proceedings-

None.

Item 4. Submission of Matters to a Vote of Security Holders-

None.

PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2005 and 2006. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


      Fiscal Quarter Ended         High         Low
--------------------------- --------------- ----------------
        March 31, 2005            .09      .05
         June 30, 2005            .09      .06
    September 30, 2005            .11      .04
     December 31, 2005            .11      .06
        March 31, 2006            .07      .07
         June 30, 2006            .06      .06
    September 30, 2006            .03      .03
     December 31, 2006            .02      .02




The Company currently estimates that there are approximately 400 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

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

PLAN OF OPERATION

We do not currently have sufficient capital to commence revenue flight operations and must rely on additional sources of financing in order to maintain our current level of operations. During 2006 and into 2007 we continued to finance our operations through the issuance of our common stock. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $2,500-$5,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2007.

In 2007 we plan to raise $1.5 to $2 mm in additional financing in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $500,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 15 management and 45 staff personnel.

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

Stock-Based Compensation Plans: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS
No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue
No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made. In computing fair value we used the following assumptions:

Year Interest Rate  Dividend Yield   Expected Volatility   Expected  Life
2006    5.15%          0.0%                75.0%             60 mos.

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

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2006 and 2005 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $493,750 to $1,208,298 during fiscal year ended December 31, 2006 as compared to $714,548 during the fiscal year ended December 31, 2005. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $1,208,680 during the fiscal year ended December 31, 2006 as compared to a net loss of $721,114 during the fiscal year ended December 31, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2006, our working capital was $2,985 and our stockholders' equity was $5,514. This reflects a decrease from December 31, 2005 when our working capital was $13,747 and our stockholders' equity was $15,858. We had unrestricted cash balance of $4,185 at December 31, 2006, as compared to $14,947 at December 31, 2005.

Our operating activities utilized $121,171 in cash during the fiscal year ended December 31, 2006, a decrease of $73,089 from the $194,260 in cash utilized during the fiscal year ended December 31, 2005.

Our financing activities provided $11,209 and $175,444 in cash during the fiscal year ended December 31, 2006 and 2005, respectively.

As a result of the foregoing, our unrestricted cash decreased by $10,762 to $4,185 at December 31, 2006, as compared to $14,947 at December 31, 2005.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2006.

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



Item 7. Financial Statements.

BALTIA AIR LINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheet of Baltia Air Lines, Inc. (the "Company") as of December 31, 2006 and December 31, 2005 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.
I conducted my audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2006 and December 31, 2005 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

The Company has incurred operating losses since inception and does not currently have sufficient capital to commence revenue flight operations.
Note 7 of the financial statements addresses Management's Plan regarding the future operations of the Company.

Also discussed in the notes and effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

March 29, 2007
/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant

March 29, 2007




 Baltia Air Lines, Inc.
 Balance Sheets
 (A Development Stage Company)

                                              12/31/2006     12/31/2005
           Assets
Current Assets
Cash                                         $      4,185   $  14,947

Property & Equipment:
Equipment                                          63,264      62,464
Accumulated Depreciation                          (60,735)    (60,353)
  Net Property & Equipment                          2,529       2,111

Total Assets                                    $   6,714   $  17,058

Liabilities & Equity

Current Liabilities:
Accounts Payable                                $   1,200    $  1,200

Equity:
Preferred stock - 2,000,000
  authorized $0.01 par value
  66,500 issued & outstanding                         665         665

Common Stock - 200,000,000
  authorized $0.0001 par value
  122,394,109 issued & outstanding
  (67,298,009 in 2005)                             12,239       6,730

Additional paid in capital                     10,486,192   9,293,365

Deficit Accumulated During
  Development Stage                           (10,493,582) (9,284,902)

Total Equity                                   $    5,514  $   15,858

Total Liabilities & Equity                     $    6,714  $   17,058

See Summary of Significant Accounting Policies and Notes to Financial
Statements.

Baltia Air Lines, Inc.
Statements of Operations
(A Development Stage Company)

                                                   Years Ended            Inception to
                                            12/31/2006     12/31/2005       12/31/2006
Revenue                                  $            0    $          0     $          0

Costs & Expenses
 General & administrative                     1,208,298         714,548        8,118,852
 FAA certification costs                              0               0          206,633
 Training                                             0               0          225,637
 Depreciation                                       382           6,566          306,408
 Other                                                0               0          568,245
 Interest                                             0               0        1,066,659
   Total Costs & Expenses                     1,208,680         721,114       10,492,434

Loss before income taxes                     (1,208,680)       (721,114)     (10,492,434)

Income Taxes                                          0               0            1,148

Deficit Accumulated During
        Development Stage                 $  (1,208,680)    $  (721,114)    $(10,493,582)

Per share amounts:
Basic:
  Loss                                           ($0.01)         ($0.01)
  Weighted Average                           86,475,527      63,771,434

See Summary of Significant Accounting Policies and Notes to Financial Statements.



Baltia Air Lines, Inc.
Statements of Cash Flows
(A Development Stage Company)

                                                         Years Ended                  Inception to
                                                         12/31/2006     12/31/2005    12/31/2006
Cash flows from operating activities:
Deficit Accumulated During Development Stage             $(1,208,680)   $ (721,114)   $(10,493,582)
Adjustments required to reconcile deficit accumulated
  during development stage to cash used in operating
  activities:
Depreciation                                                     382         6,566         306,408
Expenses paid by issuance of common stock                  1,087,127       522,772       1,740,751
(Increase) decrease in prepaid expenses                            0             0         400,301


Increase (decrease) in accounts payable & accrued expenses         0         2,484       3,152,681
   Cash flows used by operating activities:                 (121,171)     (194,260)     (4,893,441)

Cash flows from investing activities:
Purchase of equipment                                           (800)       (2,273)       (312,139)
Deposit on airplane lease                                          0             0               0
   Cash used in investing activities                            (800)       (2,273)       (312,139)

Cash flows from financing activities:
Proceeds from issuance of common stock                       111,209       175,444       4,724,429
Proceeds from issuance of preferred stock                          0             0           2,753
Loans from related parties                                         0             0       1,351,573
Repayment of related party loans                                   0             0        (368,890)
Acquisition of treasury stock                                      0             0        (500,100)
 Cash generated by financing activities                      111,209       175,444       5,209,765

Change in cash                                               (10,762)      (21,089)          4,185
Cash-beginning of period                                      14,947        36,036               0
Cash-end of period                                          $  4,185    $   14,947    $     17,220

See Summary of Significant Accounting Policies and Notes to Financial Statements


Baltia Air Lines, Inc.
Statements of Shareholders' Equity
(A Development Stage Company)
                                            Preferred                       Common               Deficit
                                                                                               Accumulated
                                                                         Common  Additional      During
                                                Par                      Stock     Paid-In     Development
                                      Shares   Value        Shares       Amount    Capital        Stage
Balance at December 31, 2001         275,250 $ 2,753   48,679,757   $ 4,868    $ 8,138,593    $ 8,049,149)
Contribution of Additional Capital                                                  12,877
Net Loss                                                                                          (76,106)
Balance at December 31, 2002         275,250   2,753   48,679,757     4,868      8,151,470      (8,125,255)

Exercise of Warrants and Options                        2,934,662       293         86,906
Stock issued for cash                                     696,428        70         50,442
Stock issued for services                                (145,000)      (15)           417
Eliminated Treasury Stock Account                                                     (100)
Correct error in Preferred Stock    (208,750) (2,088)                                2,088
Net Loss                                                                                          (100,906)
Balance at December 31, 2003          66,500     665   52,165,847     5,217      8,291,223      (8,226,161)

Exercise of Warrants and Options                        3,771,162       377         36,082
Shares issued for services                              4,600,000       460        201,547
Shares issued to correct
                previous error                            408,000        41         66,909
Shares issued to correct
                previous errors                            75,000         8             (8)
Cancellation of shares issued
                in error                               (1,370,000)     (137)           137
Net Loss                                                                                           (337,627)
Balance at December 31, 2004          66,500     665   59,650 009      5,965     8,595,914       (8,563,788)

Exercise of Warrants and Options                          210,000        21            189
Shares issued for cash                                    500,000        50        175,184
Shares issued for services                              6,938,000       694        522,078
Net Loss                                                                                          (721,114)
Balance at December 31, 2005          66,500     665   67,298,009     6,730      9,293,365      (9,284,902)

Exercise of Warrants and Options                       22,000,000     2,200          9,000
Shares issued for cash                                 13,550,000     1,355         98,655
Shares issued for services                             19,546,900     1,955        941,213
Net Loss                                                                                        (1,208,680)
Balance at December 31, 2006          66,500     665  122,394,909    12,240     10,486,192     (10,493,582)

See Summary of Significant Accounting Policies and Notes to Financial Statements

BALTIA AIR LINES, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2006

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

Stock-Based Compensation Plans: Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS
No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue
No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made. In computing fair value we used the following assumptions:

Year    Interest Rate  Dividend Yield   Expected Volatility  Expected Life
2006        5.15%           0.0%               75.0%           60 mos.


Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock We account for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.
Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

Contracts that require physical settlement or net-share settlement; and Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

All contracts are initially measured at fair value and subsequently accounted for based on the current classification. Contracts initially classified as equity do not recognize subsequent changes in fair value as long as the contracts continue to be classified as equity. For contracts classified as assets or liabilities, the Company reports changes in fair value in earnings and discloses these changes in the financial statements as long as the contracts remain classified as assets or liabilities. If contracts classified as assets or liabilities are ultimately settled in shares, any previously reported gains or losses on those contracts continue to be included in earnings. The classification of a contract is reassessed at each balance sheet date.

In accordance with EITF Issue No. 00-19, a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

Warrant Derivative Liabilities: We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings

Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

If we had generated earnings during the year ended December 31, 2006, we would have added 36,060,048 common equivalent shares to the weighted average shares outstanding to compute the diluted weighted average shares outstanding (39,939,500 in 2005).


                                     2006                     2005
Numerator-Net Loss             ($1,208,680)                 ($721,114)

Denominator:
Weighted average-Basic          86,475,527                 63,771,434

Assumed conversion of
warrants                        35,860,548                 39,740,000

Assumed conversion of
preferred stock                    199,500                    199,500

Denominator-diluted            122,535,575                103,710,934

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

Recent Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors' requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards required (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition and are not yet in a position to determine such effects.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SFAS 157 will have on our results of operations and financial condition.

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

In May 2006, the FASB issued "SFAS No. 154", "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20 "Accounting Changes" and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 changes the requirements for the accounting and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2006. We adopted SFAS No. 154 on January 1, 2006 with no expected material effect on our financial statements.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Note 2. Property and Equipment

A summary of property & equipment is as follows:


                       Estimated useful life        2006           2005

Operations manuals        5-7 years              $28,109        $28,109
Office equipment          5-7 years               35,155         34,355
Less accumulated
depreciation                                     (60,735)       (60,353)

Net                                               $2,529         $2,111

Depreciation expense                                $382         $6,566


Note 3. Stockholders' Equity

Description of Securities

Common Stock: We have been authorized 200,000,000 shares of Common Stock at $.0001 par value per share. As of December 31, 2006, a total of 122,394,909 shares of Common Stock were issued and outstanding and held by over 100 shareholders. In addition, we have granted warrants to issue up to 26,990,000 more shares of our common stock. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.


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

Recent Issuance of Unregistered Securities

2006:

Stock Issued for Cash
We issued 13,550,000 shares of our common stock in exchange for receiving a total of $99,410 in cash. The shares are not registered and subject to restrictions as to transferability.

Stock Issued for Services
We issued 19,546,900 shares of our common stock in exchange for services. The shares were valued at $943,168 or about $0.05 per share which reflected the weighted average market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability. We also issued 75,000 shares to correct a prior issuance and cancelled 1,370,000 shares issued in error in a previous fiscal year.

Stock Issued Due to Exercise of Warrants & Options
During 2006 holders of 22,000,000 warrants, registered in our 1999 registration statement, exercised their option to acquire a like amount of shares of Common Stock. The options were at various exercise prices and resulted in proceeds of $ 11,200.

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

Summary of Option Activity

The following table provides summary information on the various warrants issued by our company in private placement transactions and unapproved equity compensation plans; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.



                                          2006                         2005

                                        Weighted average                    Weighted average
                            Shares      exercise price      shares          exercise price
Shares outstanding
January 1                39,990,000        $0.0009          39,740,000        $0.0001

Granted during
year                      9,000,000        $0.2500             250,000        $0.25

Exercised               (22,000,000)       $0.0001                   0        $0.0001

Lapsed                            0        $0.0000                   0        $0.00

Outstanding at
December 31              26,990,000        $0.0846          39,990,000        $0.0009

Weighted average months
remaining                                   34.8                               37.4


The following table summarizes the status of the Company's aggregate stock options as of December 31, 2006:


                           Options Outstanding                                      Options Exercisable

Grantee                     Shares     Weighted average    Weighted average           Shares   Weighted average
                                       exercise price       exercise price                       exercise price
                                                            remaining life
                                                              in months

Management &
Directors                 25,150,000        $0.09               35.8                        0           n/a
Other                      1,840,000         Nil                20.7                1,840,000          $0.03
Total Shares              26,990,000                                                1,840,000

(1) exercise price below one cent
Intrinsic Value                      $335,286



We granted 9,000,000 options in 2006 with a fair value of $0.0156 per share. The outstanding options of 25,150,000 granted to management vest upon the completion of the first revenue flight.

Note 4. Income Taxes

The Company has approximately $ 8,900,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2027. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

                                               2006                   2005
The provision (benefit) for income taxes consists of the following:

  Currently payable:
     Federal                                     $0                       $0
     State                                      325                      325
Total currently payable                         325                      325

  Deferred:
     Federal                                390,404                  232,920
     State                                   60,434                   36,056
Total deferred                              450,838                  268,976
Less increase in allowance                 (450,838)                (268,976)
Net deferred                                      0                        0
Total income tax provision (benefit)           $325                     $325


                                               2006                   2005
Individual components of deferred taxes
are as follows:

Deferred tax asset arising from net
operating loss carry forwards             $4,055,409              $3,604,571
Less deferred tax allowance               (4,055,409)             (3,604,571)
Net Deferred Income Taxes                         $0                      $0


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

Note 6. Supplementary Cash Flow Disclosure:

                                             2005       2004

Equity instruments issued for services:   $1,087,127    $522,772

Note 7. Management's Plan of Operation

We do not currently have sufficient capital to commence revenue flight operations and must rely on additional sources of financing in order to maintain our current level of operations. During 2006 and into 2007 we continued to finance our operations through the issuance of our common stock and the continued exercise of warrants associated with our 1999 public offering. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $1,500-$2,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2007.

In 2007 we plan to raise $1.5 to $2.0 mm in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $500,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

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

ITEM 8B  OTHER INFORMATION.

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
          CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
SECTION 16(a)
          OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers and Directors

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:

Name                     Age   Position
Igor Dmitrowsky . . . .  52    President, CEO, CFO, Chairman of the Board
Walter Kaplinsky  . . .  69    Secretary
Andris Rukmanis . . . .  45    V.P. Europe and Director
Anita Schiff-Spielman    52    Director

<FN1>

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

Committees of the Board of Directors

As of December 31, 2006, we do not have any committees of our board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, AS AMENDED.

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2006, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation.

No compensation has been paid to our executive officers during the fiscal years ended December 31, 2006, 2005 and 2004.

OPTIONS/SAR GRANTS IN THE LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to any executive officer or any director during our fiscal year ended December 31, 2006.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES

No individual exercises of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made by executive officer or any director during our fiscal year ended December 31, 2006.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

We had no long-term incentive plans and made no stock awards during our fiscal year ended December 31, 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.



As of March 29, 2007, there were 126,300,897 shares of common stock, par value
$0.0001 outstanding. The following table sets forth, as of December 31, 2006, the ownership of the Company's Common Stock by (i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

                               Common Shares
                            Beneficially Owned    Percent of Total
Outstanding
 Directors and Officers

Igor Dmitrowsky . . . . . .          50,422,825           39.58%
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Walter Kaplinsky  . . . . .           4,717,294            3.73%
2000 Quentin Rd.
Brooklyn, NY 11229

Andris Rukmanis . . . . . .           1,118,750            0.89%
Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005

Anita Schiff-Spielman . . .             113,118                *
1149 Kensington Rd.
Teaneck, NJ 07666

Shares of all directors and          56,371,987            44.63%
executive officers as a
group (4 persons)

Beneficial owners

Steffanie J. Lewis . . . . .          6,623,331           5.24%
3511 North 13th St.
Arlington, VA 22201

* Less than 1%


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and Director Independence -

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

23 Consent of Michael F. Cronin, CPA

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

ITEM 14.     Principal Accountant Fees and Services

In 2006, the Company paid its present independent accountant $4,000 for services in providing an audit of the year 2005. In 2007, the Company paid its present independent Accountant $4,000 for services in providing an audit of the year 2006. All other Company accounting and tax preparations have been done in house.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: 03-29-2007

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE   TITLE      DATE

/s/ Igor Dmitrowsky      Chairman, CEO and CFO         March 29, 2007
Igor Dmitrowsky         (Principal Executive Officer
               And Principal Accounting Officer)

/s/ Andris Rukmanis      V.P. Europe and Director      March 29, 2007
Andris Rukmanis

/s/ Anita Schiff-Spielman   Director               March 29, 2007
Anita Schiff-Spielman

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

Date: March 29, 2007

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-KSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 29, 2007

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)