Form 10QSB
period 2007-03-31
BALTIA AIR LINES INC
filed 2007-05-15
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

  As of May 15, 2007 the issuer had 130,480,988 shares of common stock outstanding.

  Transitional Small Business Disclosure Format (Check one): No [X]


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           3/31/2007           12/31/2006
                                       (Unaudited)
  Current Assets
     Cash                              $    101,530         $     4,185

 Plant and Equipment
      Equipment                              63,264              63,264
      Less Accumulated Depreciation         (60,816)            (60,735)
  Net Property, Plant and Equipment           2,448               2,529

     TOTAL ASSETS                       $   103,978         $     6,714


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $      1,200   $           1,200

  Equity
  Preferred Stock                               665                 665
  Common Stock                               12,996              12,239

     Paid-in-Capital                     10,707,647          10,486,192
     Deficit Accumulated During
      Development Stage                 (10,618,530)        (10,493,582)
     Total Equity                           102,778               5,514
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $      103,978    $          6,714

  See notes to unaudited interim financial statements.





                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                                     Three Months Ended  August 24, 1989
                                        March 31,        (Inception) to
                                 2007        2006        March 31, 2007
                             (Unaudited)  (Unaudited)      (Unaudited)

   Revenues                           0             0               0

   Costs & Expenses

   General and
      Administrative        $   124,867   $   715,293     $  8,243,719
   FAA Certification                  0             0          206,633
   Training Expense                   0             0          225,637
   Depreciation                      81            81          306,489
   Other                              0             0          568,245
   Interest                           0             0        1,066,659
      Total expenses            124,948       715,374       10,617,382
   Loss before income taxes    (124,948)     (715,374)     (10,617,382)

   Income Taxes                       0             0            1,148

   Deficit Accumulated During
      Development Stage:    $  (124,948)     (715,374)   $ (10,618,530)
   Per share amounts:
   Loss                             Nil           Nil
   Weighted Average Shares
      Outstanding           124,459,779    75,520,453

   See notes to unaudited interim financial statements.



                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Three Months Ended          Aug 24, 1989
                                              March 31,            (inception) to
                                         2007           2006       March 31, 2007
                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage              $(124,948)  $ (717,374) $ (10,618,530)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                                81           81        306,489
   Expenses paid by issuance of
        common stock                       45,422      694,800      1,786,173
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses        0            0      3,152,681
     Cash used by operating activities:   (79,445)     (20,493)    (4,972,886)

   Cash flows from investing activities:
   Purchase of Equipment                        0            0       (312,139)
   Deposit on Airplane Lease                    0            0              0
     Cash used in investing activities:         0            0       (312,139)

   Cash flows from financing activities:
   Issuance of Common Stock               176,790        7,935      4,901,219
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:         176,790        7,935      5,386,555
   Change in cash                         (97,347)     (12,558)       101,530
   Cash-beginning of period                 4,185       14,947              0
     Cash -end of period                $ 101,530   $    2,389  $     101,530

   See notes to unaudited interim financial statements.





NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2006 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

           Stock Issued for Services
During the three months ended March 31, 2007, we issued 1,200,988 shares of our common stock in exchange for services. The shares were valued at $ 45,200 or about $0.038 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

In 2006, we issued 8,705,000 shares of our common stock in exchange for services. The shares were valued at $ 694,800 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued for Cash
During the three months ended March 31, 2007, we issued 6,360,000 shares of our common stock in exchange for cash. The shares were valued at $ 178,000 or about $0.028 per share. The shares are not registered and are subject to restrictions as to transferability

4.     New Accounting Standards-Adoption of SFAS 123R

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2007 and 2006, the Company recognized (2005 on a pro forma basis) no compensation expense related to stock option grants. The Company did not grant any options during the three months ended March 31, 2007.

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

As of March 31, 2007, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended March 31, 2007 was $0 (also none during the three-month period ended March 31, 2006).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and
FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

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

SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109
("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2007 and 2006, the Company's recognized (2005 on a pro forma basis) no compensation expense related to stock option grants. The Company did not grant any options during the three months ended March 31, 2007.

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

As of March 31, 2007, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended March 31, 2007 was $0 (also none during the three-month period ended March 31, 2006).

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.
We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No.
108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109
("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2007 and 2006 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses decreased $590,426 to $124,867 in the three months ended March 31, 2007 as compared to $715,293 in the three months ended March 31, 2006. This decrease is mainly the result of activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $124,948 in the three months ended March 31, 2007 as compared to a net loss of $715,374 in the three months ended March 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2007, our working capital was $99,330 and our stockholders' equity was $103,978. As compared to March 31, 2005, our working capital increased from $1,189 at March 31, 2006 and our stockholders' equity increased from $4,419 at March 31, 2006. We had unrestricted cash balance of $101,530 at March 31, 2007, as compared to $2,389 at March 31, 2006.

Our operating activities utilized $79,445 in cash during the three months ended March 31, 2007, an increase of $58,952 from the $20,493 in cash utilized during the three months ended March 31, 2006.

Our financing activities, from issuance of common stock, provided $176,790 and $7,935 in cash during the three months ended March 31, 2007 and 2006, respectively.

As a result of the foregoing, our unrestricted cash increased by $99,141 to $101,530 at March 31, 2007, as compared to $2,389 at March 31, 2006.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2007.

  Item 3.  Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2007 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

  PART II - OTHER INFORMATION

  Item 1.     Legal Proceedings.

None.

  Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, we issued 1,200,988 shares of our common stock in exchange for services performed on our behalf. The shares were valued at $45,200 or about $0.038 per share, and reflected the share market value at the time of issuance. We also issued 6,360,000 shares of our common stock in exchange for cash. The shares were valued at $ 178,000 or about $0.028 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.
No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Baltia or executive officers of Baltia, and transfer was restricted by Baltia in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

DATED THIS 15th DAY OF MAY 2007

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

Date: May 15, 2007


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002, that:

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


Date: May 15, 2007

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
 (principal accounting officer)