Form 10QSB
period 2007-06-30
BALTIA AIR LINES INC
filed 2007-08-10
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 9, 2007 the issuer had 197,721,559 shares of common stock outstanding.

  Transitional Small Business Disclosure Format (Check one): No [X]




PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           6/30/2007           12/31/2006


                                         (Unaudited)
  Current Assets
     Cash                              $    664,184       $       4,185

 Plant and Equipment
      Equipment                              63,264              63,264
      Less Accumulated Depreciation         (60,897)            (60,735)
  Net Property, Plant and Equipment           2,367               2,529

     TOTAL ASSETS                       $   666,551       $       6,714


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $     26,200      $        1,200

  Equity
  Preferred Stock                               665                 665
  Common Stock                               17,260              12,239

     Paid-in-Capital                     12,641,491          10,486,192
     Deficit Accumulated During
      Development Stage                 (12,019,065)        (10,493,592)
     Total Equity                           640,351               5,514
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $      666,551       $       6,714

  See notes to unaudited interim financial statements.





                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                        Three Months Ended     Six Months Ended         August
24, 1989
                             June 30,             June 30,
(Inception) to
                         2007       2006     2007         2006           June
30, 2007
                    (Unaudited) (Unaudited) (Unaudited) (Unaudited)
(Unaudited)

   Revenues           $       0           0             0            0
  0

   Costs & Expenses

   General and
      Administrative $1,390,454  $   86,738  $  1,515,321  $   802,031  $
9,634,173
   FAA Certification     10,000           0        10,000            0
216,633
   Training Expense           0           0             0            0
225,637
   Depreciation              81          81           162          162
306,570
   Other                      0           0             0            0
568,245
   Interest                   0           0             0            0
1,066,659
      Total expenses  1,400,535      86,819     1,525,483      802,193
12,017,917
   Loss before
      income taxes   (1,400,535)    (86,819)   (1,525,483)    (802,193)
(12,017,917)

   Income Taxes               0           0             0            0
1,148

   Deficit Accumulated
   During
   Development Stage:(1,400,535)    (86,819)   (1,525,483)    (802,193)
(12,019,065)
   Per share amounts:
   Loss                  ($0.01)        Nil        ($0.01)      ($0.01)
   Weighted Average
     Shares
     Outstanding    138,878,056  80,418,450    131,708,747  77,982,982

   See Notes to Unaudited Interim Financial Statements.






                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Three Months Ended       Aug 24, 1989
                                              June 30,
(inception)to
                                         2007           2006      June 30,
2007
                                     (Unaudited)    (Unaudited)
(Unaudited)
   Cash flows from Operating
                   Activities:
   Deficit Accumulated During
         Development Stage            $(1,525,483)  $ (802,193) $ (12,019,065)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                               162          162        306,188
   Expenses paid by issuance of
        common stock                    1,350,320      744,328      3,091,071
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses   25,000            0      3,177,681
     Cash used by operating activities:  (150,001)    (57,703)     (5,043,442)

   Cash flows from investing activities:
   Purchase of Equipment                        0            0       (311,339)
   Deposit on Airplane Lease                    0            0              0
     Cash used in investing activities:         0            0       (311,339)

   Cash flows from financing activities:
   Issuance of Common Stock               809,999       45,813      5,534,428


   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:         809,999       45,813      6,019,764
   Change in cash                         659,998      (11,890)       664,183
   Cash-beginning of period                 4,185       14,947              0
     Cash -end of period                  664,183        3,057        664,183

   See Notes to Unaudited Interim Financial Statements.





NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

June 30, 2007

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month six month periods ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

           Stock Issued for Services

During the six months ended June 30, 2007 we issued 31,262,998 shares of our common stock in exchange for services. The shares were valued at $1,525,320 or about $0.042 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the six months ended June 30, 2006 we issued 9,324,000 shares of our common stock in exchange for services. The shares were valued at $744,000 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued for Cash

In 2007, we issued 18,940,662 shares of our common stock in exchange for cash. The shares were subscribed at $ 803,020 or about $0.049 weighted average per share. We also received about $70,000 for 1.35 million shares that were issuable at June 30, 2007. The shares were issued pursuant to our private placement offering, are not registered and are subject to restrictions as to transferability.

In connection with the offering each subscriber was entitled to warrants of our common stock exercisable for a period of 3 years after issuance at a strike price of $.10 per share. As of June 30, 2007 we had issued 15,230,000 of such warrants.

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

As of June 30, 2007, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended June 30, 2007 was $0 (also none during the three-month period ended June 30, 2006).

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109
("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.


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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended June 30, 2007 and 2006, the Company's recognized (2005 on a pro forma basis) no compensation expense related to stock option grants. The Company did not grant any options during the three months ended June 30, 2007.

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

As of June 30, 2007, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended June 30, 2007 was $0 (also none during the three-month period ended June 30, 2006).

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109
("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

Results of Operations

We had no revenues during the three months ended June 30, 2007 and 2006 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $1,303,716 to $1,390,454 in the three months ended June 30, 2007 as compared to $86,738 in the three months ended June 30, 2006. This increase is mainly the result of increased activity in preparing for air carrier certification. Primarily as a result of the foregoing, we incurred a net loss of $1,400,535 in the three months ended June 30, 2007 as compared to a net loss of $86,819 in the three months ended June 30, 2006.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon our beginning flight operations.
Our ability to realize revenue from flight operations in any given future fiscal period remains highly contingent upon our obtaining significant equity infusions and/or long-term debt financing sufficient to fund leasing and operating a Boeing 747. Even if we were to be successful in procuring such funding, there can be no assurance that we will be successful in commencing revenue operations or, if commenced, that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2007, our working capital was $637,984 and our stockholders' equity was $640,351. This reflects an increase from June 30, 2006 when our working capital was $1,857 and our stockholders' equity was $3,806. We had a cash balance of $664,184 at June 30, 2007, as compared to $3,057 at June 30, 2006.

Our operating activities utilized $150,001 in cash during the three months ended June 30, 2007, an increase of $92,298 from the $57,703 in cash utilized during the three months ended June 30, 2006.

Our financing activities, from issuance of common stock, provided $809,999 and $45,813 in cash during the three months ended June 30, 2007 and 2006, respectively.

As a result of the foregoing, our unrestricted cash increased by $661,126 to $664,183 at June 30, 2007, as compared to $3,057 at June 30, 2006.

In 2007, we issued 18,940,662 shares of our common stock in exchange for cash. The shares were subscribed at $ 803,020 or about $0.049 weighted average per share. We also received about $70,000 for 1.35 million shares that were issuable at June 30, 2007. The shares were issued pursuant to our private placement offering, are not registered and are subject to restrictions as to transferability. In connection with this offering, each subscriber was entitled to warrants of our common stock exercisable for a period of 3 years after issuance at a strike price of $.10 per share.
As of June 30, 2007, we had issued 15,230,000 of such warrants.

We had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2007.

As of August 9, 2007 we had $1,200,000 in working capital. We have plans to lease a Boeing 747 aircraft, have rented additional office space for air carrier certification and start of service at JFK, Terminal 4, and are in the process of making necessary arrangements for aircraft maintenance, ground servicing, and passenger services.

Item 3.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2007, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service, we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2007, we issued 31,262,998 shares of our common stock in exchange for services performed on our behalf. The shares were valued at $1,525,320 or about $0.042 per share, and reflected the share market value at the time of issuance.

In 2007, we issued 18,940,662 shares of our common stock in exchange for cash. The shares were subscribed at $ 803,020 or about $0.049 weighted average per share. We also received about $70,000 for 1.35 million shares that were issuable at June 30, 2007. The shares were issued pursuant to our private placement offering, are not registered and are subject to restrictions as to transferability. In connection with this offering, each subscriber was entitled to warrants of our common stock exercisable for a period of 3 years after issuance at a strike price of $.10 per share. As of June 30, 2007 we had issued 15,230,000 of such warrants.

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

DATED THIS 9th DAY OF AUGUST, 2007

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

Date: August 9, 2007

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc.
(the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 9, 2007

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)