Form 10QSB
period 2007-09-30
BALTIA AIR LINES INC
filed 2007-11-15
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 14, 2007 the issuer had 270,972,409 shares of common stock outstanding.

  Transitional Small Business Disclosure Format (Check one): No [X]

PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           9/30/2007           12/31/2006
                                         (Unaudited)
  Current Assets
     Cash                              $  1,468,656      $        4,185

 Plant and Equipment
      Equipment                             115,067              63,264
      Less Accumulated Depreciation         (64,078)            (60,735)
  Net Property, Plant and Equipment          50,989               2,529

     TOTAL ASSETS                       $ 1,519,645       $       6,714


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $     25,000      $        1,200
    Current Portion of Long-term Debt         5,000                   0
  Total Current Liabilities                  30,000               1,200

  Long-term Debt                             14,112                   0

Equity
  Preferred Stock                               665                 665
  Common Stock                               23,901              12,239

     Paid-in-Capital                     17,705,764          10,486,192
     Deficit Accumulated During
      Development Stage                 (16,254,797)        (10,493,592)
     Total Equity                         1,475,533               5,514
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $    1,519,645       $       6,714

  See notes to unaudited interim financial statements.


                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                        Three Months Ended  Nine Months Ended    August 24, 1989
                             Sept 30,           Sept 30,         (Inception) to
                         2007       2006     2007       2006      Sept 30, 2007
                    (Unaudited)(Unaudited) (Unaudited)(Unaudited)   (Unaudited)

   Revenues           $       0          0           0          0            0

   Costs & Expenses

   General and
      Administrative $4,236,071  $  95,628  $5,751,392  $ 897,659  $13,870,244
   FAA Certification          0          0      10,000          0      216,633
   Training Expense           0          0           0          0      225,637
   Depreciation           3,181         81       3,343        243      309,751
   Other                      0          0           0          0      568,245
   Interest              (3,520)         0      (3,520)         0    1,063,139
    Total expenses    4,235,732     95,709   5,761,215    897,902   16,253,649
   Loss before
      income taxes   (4,235,732)   (95,709) (5,761,215)  (897,902) (16,253,649)

   Income Taxes               0          0           0          0        1,148

   Deficit
     Accumulated
     During
     Development
     Stage:          (4,235,732)   (95,709) (5,761,215)  (897,902) (16,254,797)
   Per share
    amounts:
   Loss                  ($0.02)       Nil      ($0.04)    ($0.01)
   Weighted
   Average Shares
     Outstanding    206,884,199  83,614,500 157,042,599 79,880,783

   See notes to unaudited interim financial statements.



                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Nine Months Ended       Aug 24, 1989
                                              Sept 30,            (inception)to
                                         2007           2006      Sept 30, 2007

                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from
   Operating Activities:
   Deficit Accumulated During
         Development Stage            $(5,761,215)  $ (897,902) $ (16,254,797)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                             3,343          243        309,751
   Expenses paid by issuance of
        common stock                    5,484,660      816,328      7,225,411
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses   23,800            0      3,176,481
     Cash used by operating activities:  (249,412)    (81,331)     (5,142,853)

   Cash flows from investing activities:
   Purchase of Equipment                  (32,691)           0       (344,830)
   Deposit on Airplane Lease                    0            0              0
     Cash used in investing activities:   (32,691)           0       (344,830)

   Cash flows from financing activities:
   Issuance of Common Stock             1,746,573       73,206      6,471,002
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:       1,746,573       73,206      6,956,338
   Change in cash                       1,464,470       (8,125)     1,468,655
   Cash-beginning of period                 4,185       14,947              0
     Cash-end of period               $ 1,468,655     $  6,822    $ 1,468,655

   See notes to unaudited interim financial statements.


NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
September 30, 2007

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

In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month and nine month periods ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

           Stock Issued for Services

During the nine months ended September 30, 2007 we issued 79,552,988 shares of our common stock in exchange for services. The shares were valued at $ 5,659,659 or about $0.071 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the nine months ended September 30, 2006 we issued 11,224,100 shares of our common stock in exchange for services. The shares were valued at $816,328 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued for Cash

In 2007, we issued 37,064,845 shares of our common stock in exchange for cash. The shares were subscribed at $ 1,747,160 or about $0.047 weighted average per share. We also received about $150,000 for 3 million shares that were issuable at September 30, 2007. The shares were issued pursuant to our private placement offering, are not registered and are subject to restrictions as to transferability.

In conjunction with each unit of the offering (priced at $10,000) each subscriber was generally entitled to warrants of our common stock exercisable for a period of 3 years after issue at a strike price of $.10. As of September 30, 2007 we had issued 29,965,000 of such warrants.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the nine months ended September 30, 2007 and 2006, the Company recognized no compensation expense related to stock option grants. The Company did not grant any options during the nine months ended September 30, 2007.

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

As of September 30, 2007, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended September 30, 2007 was $0 (also none during the three-month period ended September 30, 2006).

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.


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

OVERVIEW

The Company was organized in the State of New York, August 24,
1989. Its objective is to provide scheduled air transportation from the U.S. to Russia, and former Soviet Union countries. In 1991, the Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi as well as back up service to Moscow. For lack of sufficient working capital, the US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand. Since such time, Baltia was engaged in market research, operations development and planning, as well as activities to raise requisite funding. These costs were borne by Baltia shareholders and principals.

Baltia now has raised the capital we believe enables us to commence revenue flight operations from JFK to St. Petersburg. In October 2007 Baltia filed its application with the DOT to provide service on this route. Baltia has leased additional office space at terminal 4 of JFK. We have made key operating arrangements at JFK and other service arrangements are in the process of being made. Baltia staff is preparing air carrier manual system for submission to the FAA. We have contracted two professional aviation consultants, Aviation Content Management LLC and Professional Aviation Consulting Group LLC (FAA approved consultant) to review our manuals for regulatory compliance in order to expedite the certification process.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was accomplished under the supervision and with the participation of our chief executive officer, principal executive officer, chief financial officer/principal accounting officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the quarterly report on Form 10-QSB has been made known to him.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended September 30, 2007, Igor Dmitrowsky who served as our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of September 30, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures

Changes in internal control over financial reporting

We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the nine months ended September 30, 2007 and 2006, the Company recognized no compensation expense related to stock option grants. The Company did not grant any options during the nine months ended September 30, 2007.

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

As of September 30, 2007, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended September 30, 2007 was $0 (also none during the three-month period ended September 30, 2006).

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

 In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

Results of Operations

We had no revenues during the three months ended September 30, 2007 and 2006 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $4,140,443 to $4,236,071 in the three months ended Sept 30, 2007 as compared to $95,628 in the three months ended Sept 30, 2006. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $4,235,732 in the three months ended Sept 30, 2007 as compared to a net loss of $95,709 in the three months ended Sept 30, 2006.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. Our ability to realize revenue from flight operations in any given future fiscal period is highly contingent upon us obtaining significant equity infusions and/or long-term debt financing sufficient to fund leasing and operating a Boeing 747. We now have procured the capital that we believe enables us to
commence revenue operations on the JFK   St. Petersburg route. Even upon
procuring such funding, there can be no assurance that we will be successful in commencing revenue operations or, if commenced, that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of Sept 30, 2007, our working capital was $1,424,544 and our stockholders' equity was $1,475,533. This reflects an increase from Sept 30, 2006 when our working capital was $5,622 and our stockholders' equity was $7,490. We had a cash balance of $1,468,656 at Sept 30, 2007, as compared to $6,822 at Sept 30, 2006.

Our operating activities utilized $249,412 in cash during the three months ended Sept 30, 2007, an increase of $225,784 from the $23,628 in cash utilized during the three months ended Sept 30, 2006.

Our financing activities, from issuance of common stock, provided $759,784 and $27,393 in cash during the three months ended Sept 30, 2007 and 2006, respectively.

As a result of the foregoing, our unrestricted cash increased by $661,126 to $1,468,665 at Sept 30, 2007, as compared to $6,822 at Sept 30, 2006.

We had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2007.

We are now preparing for revenue flight operations. This involves an escalation of costs associated with the air carrier certification, aircraft costs, and service arrangements.

As of November 14, 2007, we have approximately $2,100,000 in working capital.

Item 3.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2007, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

      Stock Issued for Services

During the nine months ended September 30, 2007 we issued 79,552,988 shares of our common stock in exchange for services. The shares were valued at $ 5,659,659 or about $0.071 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability. During the nine months ended September 30, 2006 we issued 11,224,100 shares of our common stock in exchange for services. The shares were valued at $816,328 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued for Cash

In 2007, we issued 37,064,845 shares of our common stock in exchange for cash. The shares were subscribed at $ 1,747,160 or about $0.047 weighted average per share. We also received about $150,000 for 3 million shares that were issuable at September 30, 2007. The shares were issued pursuant to our private placement offering, are not registered and are subject to restrictions as to transferability.
In conjunction with each unit of the offering (priced at $10,000) each subscriber was generally entitled to warrants of our common stock exercisable for a period of 3 years after issue at a strike price of $.10. As of September 30, 2007 we had issued 29,965,000 of such warrants.

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

DATED THIS 14th DAY OF NOVEMBER, 2007

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

Date: November 14, 2007

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)
EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: November 14, 2007

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)