Form 10KSB
period 2007-12-31
BALTIA AIR LINES INC
filed 2008-04-15
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-KSB

               ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months and (2) has been subject to such filing requirements for the past 90 days. [x] yes [ ] no

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [x]

Registrant's revenues for its fiscal year 2007: $-0-

The aggregate market value of the voting common equity held by non-affiliates as of March 29, 2008 is $11,828,620.

As of April 11, 2008 there were 297,239,159 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Item 13

3.1 Certificate of Incorporation of Baltia Air Lines, Inc.
(incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 19, 2005)

3.2 Bylaws of Baltia Air Lines, Inc. (incorporated by reference to
Exhibit 3.2 to Form S-8 filed on December 19, 2001).


Transitional Small Business Disclosure Format (Check one): Yes [  ]
No [X]

PART I

Item 1. Description of Business.

Baltia Air Lines, Inc. (the "Company" or "Baltia") was organized in the State of New York on August 24, 1989. Its objective is to provide scheduled air transportation from the U.S. to Russia, and former Soviet Union countries. In 1991, the Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK Airport in New York to St. Petersburg and from JFK to Riga, with service to Minsk, Kiev and Tbilisi, as well as back up service to Moscow. Due to a lack of sufficient working capital, the US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand. Since such time, Baltia has engaged in market research, operations development and planning, as well as activities to raise the requisite funding. These costs were borne by Baltia's shareholders and principals.

Baltia now has raised the capital we believe enables us to commence revenue flight operations from JFK to St. Petersburg. However, the final determination lies with the US Department of Transportation In October 2007 Baltia filed its application with the DOT to provide service on this route. In the first quarter of 2008 Baltia filed its application for FAA Air Carrier Certification. Baltia has leased additional office space at terminal 4 of JFK. We have made key operating arrangements at JFK and other service arrangements are in the process of being made. Baltia staff is now finalizing air carrier manual system for submission to the FAA. We have contracted two professional aviation consultants, Aviation Content Management LLC and Professional Aviation Consulting Group LLC (FAA approved consultant) to review our manuals for regulatory compliance in order to expedite the certification process.

Baltia intends to provide full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks are subject to registration.

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swissair also provide service. However, foreign carriers are required to have intermediate stops at transit airports in their respective countries (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.) because they are "third nation" airlines and as such cannot fly directly between the US and Russia (only a US airline as well as a reciprocating Russian airline is eligible to fly nonstop). Delta and Aeroflot currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia can reapply.

Baltia's objective is to establish itself as the leading non-stop carrier in the market niche over the North Atlantic with operations that are profitable and growing over time. In order to accomplish this objective, we intend to establish and maintain high quality service standards which we believe will be competitive with the European airlines currently providing connecting flights. Baltia does not expect to be in direct competition with deep discount airlines, including several East European airlines and the offspring of the former Soviet airline Aeroflot, which provide connecting flights.

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


Baltia intends to provide customer service and reservations centers in New York and in St. Petersburg, to list Baltia's schedules and tariffs in the Official Airline Guide, and provide world-wide access to reservations on Baltia's flights through a major Computer Reservations and Ticketing System ("CRS").

The Company intends to activate its reservations service when the DOT issues its order authorizing Baltia to sell tickets (expected to be approximately 30 to 45 days before the inaugural flight).

Baltia has identified the following market segments in the U.S.-
Russia market: (i) Business Travelers, (ii) General Tourism, (iii) Ethnic Travelers, (iv) Special Interest Groups, (v) Professional
Exchanges, and (vi) Government and Diplomatic Travel.

Baltia believes that the direct non-stop service to be offered by it will be superior to the stop-over service currently offered by
foreign airlines.   A comparison between the two services with
respect to passenger convenience and cargo transport efficiency is set forth below.

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

Because of the increased reliability and comfort of a non-stop flight, Baltia expects to capture a portion of the existing traffic. Further, US government traffic is required by law (Fly
America Act) to fly on a US Flag carrier when service is available.

With the Boeing 747 true wide-body aircraft Baltia intends to provide cargo service from JFK to St. Petersburg, offering containers, pallets, and block space arrangements. Baltia expects to carry contract cargo for express shippers. Baltia also plans to market its own "Baltia Courier", "Baltia Express", and "Baltia Priority" express service for letters and packages. Baltia also expects revenues from diplomatic mail and cargo, under the Fly America Act provision.

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

By starting with one roundtrip flight per week, then increase the frequency subject to market conditions, Baltia not only accelerates and simplifies its FAA Certification, but expects to save itself the additional time it would incur to make needed improvements and corrections. Starting with a light schedule, any inefficiencies of a given flight may be corrected for the next flight. Baltia management believes that by starting with one weekly round trip, the Company will attain high operating efficiencies and service standards. These standards may be further refined when Baltia plans
to increase service.   Eventually, Baltia plans to increase service
to five round trips per week, and then subsequently to daily round trip flights as additional aircraft are brought into service. The transitional schedule allows Baltia to train additional pilots, flight attendants, and support staff with a continuous training program. It also allows Baltia marketing program to take effect through its various segments.

During the past two years Baltia has also been preparing standards for service. The care taken in establishing high standards has implications beyond the launching of the JFK-St. Petersburg flight. Baltia plans to build operating modules and apply that know-how to develop new markets. Once established, Baltia plans to duplicate its JFK-St. Petersburg standards on flights on other transatlantic routes. By the end of year one, Baltia plans to introduce three additional aircraft.

Additional revenues from charter flying. In conjunction with its
Part 121 air carrier certification ("Part 121"), (referring to a Federal Aviation Regulations' number, is an industry acronym used to describe a US airline operating heavy jet aircraft) for scheduled service, Baltia intends to seek certification for world wide charter service. Following certification, Baltia plans to utilize aircraft time available between scheduled service, to earn additional revenues from charters. We are also considering qualifying our aircraft for military contracts.

In order to start revenue flight operations, the Company has to complete FAA Air Carrier Certification. During the past two years the Company has been preparing for air carrier certification. The Company's staff has prior experience with the certification and is familiar with the latest System Safety & Certification Process procedures (CPD 8.0), and the Air Transportation Oversight System
(ATOS) requirements.

The Company will carry airline liability insurance as required for a US airline by DOT regulation.

As of December 31, 2007, Baltia had eight full-time employees and twelve part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance and administration.

Item 2.  Description of Property.

The Company's property consists of office equipment and operations manuals.
The Company rents space for its headquarters at 63-25 Saunders Street, Suite 7I, Rego Park, New York 11374, leases operations space at Concourse A, Terminal 4, JFK International Airport, and leases office space in Manhattan at monthly rents of $1,237 and $2,010, and $2,060 respectively. The Company believes its property is adequate to launch its services and the Company expects to increase space within the first few months of operations.

Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS", registered in Jan 7, 1992 and Jan 26, 1993, respectively.


Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock on the final day for each quarter during our two most recent fiscal years ended December 31, 2006 and 2007. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.



      Fiscal Quarter Ended         High       Low
--------------------------- --------------- ----------------
        March 31, 2006             .07       .07
         June 30, 2006             .06       .06
    September 30, 2006             .03       .03
     December 31, 2006             .02       .02

        March 31, 2007             .03       .02

         June 30, 2007             .04       .03

    September 30, 2007             .08       .07

     December 31, 2007             .09       .08




The Company currently estimates that there are approximately 800 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

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

OVERVIEW

The Company was organized in the State of New York on August 24, 1989. Its objective is to provide scheduled air transportation from the U.S. to Russia, and former Soviet Union countries. In 1991, the Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi as well as back up service to Moscow. For lack of sufficient working capital, the US Department of Transportation terminated the Company's route authority without prejudice to reapply when financing was in hand. Since such time, Baltia has engaged in market research, operations development and planning, as well as activities to raise requisite funding. These costs were borne by Baltia shareholders and principals.

With the exception of the JFK - Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia can reapply pending financing. In October 2007 Baltia filed with the DOT for non-stop service from JKF to St. Petersburg, Russia. Baltia intends to supply full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks subject to registration.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has capital which management believes is sufficient to start revenue operations on the JFK-St. Petersburg route. The Company's operational success may be dependent upon its timely procuring significant external debt and/or equity financing to fund its immediate and nearer-term operations, and subsequently realizing operating cash flows from ticket sales sufficient to sustain its longer-term operations and growth initiatives.

PLAN OF OPERATION

We believe that we have sufficient capital to commence revenue flight operations. However, the final determination lies with the U.S. Department of Transportation. During 2007 and into 2008 we continued to finance our operations through the issuance of our common stock. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $30,000-$50,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2008.

In 2008 we plan to raise $1 to $2 mm in additional financing in order to support revenue flight operations. Based on our prior experience with certification and current preparations management believes that the launch budget will be adequate to complete certification and to commence flight service. Approximately $1,000,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 15 management and 45 staff personnel.

Management has considered the overall pipeline effect that enhances the initial cash position of a startup carrier. It is the industry practice for passengers to purchase tickets in advance of their flights while many service vendors bill the carrier later.

In order that a new airline would not fly empty on day one, approximately 30 days prior to the expected inaugural date the Company expects the DOT to authorizes sales of tickets and cargo. Such funds from advance sales, estimated at approximately $3 mm for the company, accumulate in an escrow account, and are released upon the issuance of the air carrier certificate.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting for which expense has not been recognized. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made. In computing fair value we used the following assumptions (no instruments were issued in 2007):


Year Interest Rate Dividend Yield Expected Volatility Expected Life in Years


2006  5.15%     0.00%   75.00%       5


2007  4.40%     0.00%  150.00%       10


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

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2007 and 2006 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $2,497,375 to $3,705,673 during fiscal year ended December 31, 2007 as compared to $1,208,298 during the fiscal year ended December 31, 2006. This increase is mainly the result of increased activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $3,760,743 during the fiscal year ended December 31, 2007 as compared to a net loss of $1,208,680 during the fiscal year ended
December 31, 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2007, we had cash of $2,002,496 and our stockholders' equity was $2,007,812. This reflects an increase from December 31, 2006 when our cash was $4,185 and our stockholders' equity was $5,514.

Our operating activities utilized $600,759 in cash during the fiscal year ended December 31, 2007, an increase of $479,588 from the $121,171 in cash utilized during the fiscal year ended December 31, 2006.

Our financing activities provided $2,610,056 and $111,209 in cash during the fiscal year ended December 31, 2007 and 2006, respectively.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2007.

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

BALTIA AIR LINES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheet of Baltia Air Lines, Inc. (the "Company") as of December 31, 2007 and December 31, 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2007 and December 31, 2006 and the results of its operations, its cash flows and changes in stockholders' equity for the years then ended in conformity with accounting principles generally accepted in the United States.

The Company has incurred operating losses since inception. Note 8 of the financial statements addresses Management's Plan regarding the future operations of the Company.

March 29, 2008

/s/ Michael F. Cronin





Michael F. Cronin


Certified Public
Accountant


 Baltia Air Lines, Inc.
 Balance Sheets
 (A Development Stage Company)

                                              12/31/2007     12/31/2006
           Assets
Current Assets
Cash                                         $  2,002,496    $ 4,185

Property & Equipment:
Equipment                                         115,067     63,264
Accumulated Depreciation                          (65,383)   (60,735)
  Net Property & Equipment                         49,684      2,529

Total Assets                                 $  2,052,180    $ 6,714

Liabilities & Equity

Current Liabilities:
Accounts Payable                                $  25,000    $ 1,200
Current portion of long-term debt                   7,000          0
  Total current liabilities                        32,000      1,200

Long-term debt                                     12,368          0

Equity:
Preferred stock - 2,000,000
  authorized $0.01 par value
  66,500 issued & outstanding                         665        665

Common Stock - 500,000,000
  authorized $0.0001 par value
  279,450,534 issued & outstanding
  (122,394,909 in 2006)                            27,945     12,239

Additional paid in capital                     16,233,527 10,486,192

Deficit Accumulated During
  Development Stage                          (14,254,325)(10,493,582)

Total Equity                                 $  2,007,812    $ 5,514

Total Liabilities & Equity                   $  2,052,180    $ 6,714

See Summary of Significant Accounting Policies and Notes to
FinancialStatements.

Baltia Air Lines, Inc.
Statements of Operations
(A Development Stage Company)

                                                   Years Ended            Inception to
                                            12/31/2007     12/31/2006       12/31/2007
Revenue                                  $            0    $          0     $          0

Costs & Expenses
 General & administrative                     3,705,673       1,208,298       11,824,525
 FAA certification costs                         48,476               0          255,109
 Training                                             0               0          225,637
 Depreciation                                     4,648             382          311,056
 Other                                                0               0          568,245
 Interest                                         1,946               0        1,068,605
   Total Costs & Expenses                     3,760,743       1,208,680       14,253,177

Loss before income taxes                     (3,760,743)     (1,208,680)     (14,253,177)

Income Taxes                                          0               0            1,148

Deficit Accumulated During
        Development Stage                 $  (3,760,743)   $ (1,208,680)    $(14,254,325)

Per share amounts:
Basic:
  Loss                                           ($0.02)         ($0.01)
  Weighted Average                          185,713,584      86,475,527

See Summary of Significant Accounting Policies and Notes to Financial Statements.

Baltia Air Lines, Inc.
Statements of Cash Flows
(A Development Stage Company)

                                                              Years Ended
Inception to
                                                         12/31/2007     12/31/2006
12/31/2007
Cash flows from operating activities:
Deficit Accumulated During Development Stage             $(3,760,743)  $(1,208,680)    $(14,254,325)
Adjustments required to reconcile deficit accumulated
  during development stage to cash used in operating
  activities:
Depreciation                                                   4,648           382          311,056
Expenses paid by issuance of common stock                  3,131,536     1,087,127        4,872,287
(Increase) decrease in prepaid expenses                            0             0
400,301


Increase (decrease) in accounts payable & accrued expenses    23,800             0        3,176,481
   Cash flows used by operating activities:                 (600,759)     (121,171)      (5,494,200)

Cash flows from investing activities:
Purchase of equipment                                        (10,986)         (800)        (323,125)
   Cash used in investing activities                         (10,986)         (800)        (323,125)

Cash flows from financing activities:
Proceeds from issuance of common stock                     2,631,504       111,209        7,355,933
Proceeds from issuance of preferred stock                          0             0            2,753
Loans from related parties                                         0             0        1,351,573
Repayment of related party loans                                   0             0         (368,890)
Principal payments on long-term debt                         (21,448)            0          (21,448)
Acquisition of treasury stock                                      0             0
(500,100)
 Cash generated by financing activities                    2,610,056       111,209        7,819,821

Change in cash                                             1,998,311       (10,762)       2,002,496
Cash-beginning of period                                       4,185        14,947                0
Cash-end of period                                       $ 2,002,496     $   4,185    $   2,002,496

See Summary of Significant Accounting Policies and Notes to Financial Statements

Baltia Air Lines, Inc.
Statement of Shareholders' Equity
(A Development Stage Company)
                                            Preferred                       Common
   Deficit
 Accumulated
                                                                         Common  Additional
   During
                                                Par                      Stock     Paid-In
 Development
                                      Shares   Value        Shares       Amount    Capital
    Stage
Balance at December 31, 2005          66,500    $665   67,298,009    $6,730     $9,293,365     (9,284,902)

Exercise of Warrants and Options                       22,000,000     2,200          9,000
Shares issued for cash                                 13,550,000     1,355         98,655
Shares issued for services                             19,546,900     1,955        941,213
Options issued for services                                                        143,959
Net Loss
  (1,208,680)
Balance at December 31, 2006          66,500     665  122,394,909    12,240     10,486,192
 (10,493,582)

Exercise of Warrants and Options                       58,000,000     5,800        239,700
Shares issued for cash                                 60,670,637     6,067      2,450,488
Shares issued for services                             38,384,988     3,838      3,021,429
Options issued for services                                                         35,768
Net Loss                                                                                     (3,760,743)
Balance at December 31, 2007          66,500     665  279,450,534    27,945     16,233,577  (14,254,325)

See Summary of Significant Accounting Policies and Notes to Financial Statements

BALTIA AIR LINES, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2007

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

Fair Value of Financial Instruments: Statements of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting for which expense has not been recognized. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made. In computing fair value we used the following assumptions (no instruments were issued in 2007):

Year   Interest  Dividend    Expected    Expected Life
         Rate    Yield      Volatility   in Years

2006    5.15%     0.00%        75.00%       5
2007    4.40%     0.00%       150.00%      10

Accounting For Obligations And Instruments Potentially To Be Settled In The Company's Own Stock: We account for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

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

Recent Accounting Pronouncements:

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

2. Property and Equipment

A summary of property & equipment is as follows:

                           Estimated
                           useful
                           life                      2007          2006
Operations manuals         5-7 years              $28,109        $28,109
Office equipment                                   42,392         35,155
Automobile                                         44,566              0
Less accumulated
depreciation                                      (65,383)       (60,735)
Net                                               $49,684         $2,529
Depreciation
   expense                                         $4,648        $12,808

3. Long-term debt
                                                    2007         2006
72 month note payable in monthly
installments of $ 728 including
interest at 8.49% secured by an
automobile                                        $19,368             $0
Total                                              19,368              0

Less current portion                               (7,000)             0

Due after one year                                $12,368              0

5 year maturities are as follows:

     2008             7,000
     2009             8,000
     2010             4,368
                    $19,368


4. Stockholders' Equity

Description of Securities

Common Stock: We have been authorized 500,000,000 shares of Common Stock at $.0001 par value per share. As of December 31, 2007, a total of 279,450,534 shares of Common Stock were issued and outstanding and held by over 100 shareholders. In addition, we have granted warrants to issue up to approximately 97,000,000 more shares of our common stock. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

Recent Issuance of Unregistered Securities

2007:

Stock Issued for Cash
We issued 60,670,637 shares of our common stock in exchange for receiving a total of $2,631,504 in cash. The shares are not registered and subject to restrictions as to transferability.

Stock Issued for Services
We issued 38,384,968 shares of our common stock in exchange for services. The shares were valued at $3,025,268 or about $0.08 per share which reflected the weighted average market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued Due to Exercise of Warrants & Options
During 2007 holders of 58,000,000 warrants exercised their option to acquire a like amount of shares of Common Stock. The options were at various exercise prices. The exercise price was offset against accrued compensation of $245,500.

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

Stock Issued Due to Exercise of Warrants & Options
During 2006 holders of 22,000,000 warrants, registered in our 1999 registration statement, exercised their option to acquire a like amount of shares of Common Stock. The options were at various exercise prices and resulted in proceeds of $11,200.

Summary of Option and Warrant Activity

The following table provides summary information on the various warrants issued by our company in private placement transactions and unapproved equity compensation plans; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.



                          2007                                             2006
                                      Weighted                      Weighted
                                   average exercise               average exercise
                        Shares         price         Shares           price
Shares
outstanding
January 1              74,770,000     $0.0383       87,770,000      $0.0009

Granted during
year                   45,000,000     $0.0994        9,000,000      $0.2500

Exercised             (58,000,000)    $0.0800      (22,000,000)     $0.0001
Lapsed                          0     $0.0000                0

Outstanding at
December 31            61,770,000     $0.1154       74,770,000      $0.0383

Weighted average months
remaining                             47.2                          66.4


The following table summarizes the status of the Company's aggregate stock options as of December 31, 2007:

                           Options Outstanding         Options Exercisable

                                   Weighted average   Weighted average              weighted
                                   exercise           remaining life                average exercise
     Grantee          Shares       price               in months        Shares      price
Management &
Directors           13,150,000     $0.09                45.0          9,000,000      $0.25
Other               48,620,000     $0.10                47.8         48,620,000      $0.10

Total Shares        61,770,000                                       57,620,000

Intrinsic
Value               $1,422,218


We granted approximately 44,000,000 warrants as part of the 2007 common stock offering. The warrants are exercisable for 3 years from the date of grant at a strike price of $0.10. 9,000,000 options were granted in 2006 with a fair value of $0.0156 per share. The outstanding options granted to management prior to 2006 vest upon the completion of the first revenue flight.

5. Income Taxes

The Company has approximately $9,000,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2028. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

                                       2007                2006
Following is a summary of
the components giving rise
to the deferred tax provision.

  Currently payable:
     Federal                           $0                 $0
     State                              0                  0
     Foreign                            0                  0
Total currently payable                 0                  0
  Deferred:
     Federal                      154,000             90,000
     State                         23,000             13,000

Total deferred                    177,000            103,000

Less increase in allowance       (177,000)          (103,000)
Net deferred                            0                  0
Total income tax
    provision (benefit)                $0                 $0

                                        2007           2006
Individual components giving
rise to the deferred tax
assets are as follows::
Future tax benefit arising
from net operating
loss carry forwards              $3,885,000       $3,708,000
Less valuation allowance         (3,885,000)      (3,708,000)
Net deferred                             $0               $0


Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

6. Commitments and Contingencies

Facilities: The Company leases office space for its administrative offices, under three month to month agreements, at a monthly rental of approximately $4,600. 2007 expense was $55,200.

7. Supplementary Cash Flow Disclosure:

                                 2007             2006

Equity instruments issued
for services                $3,135,536         $1,081,127


8. Management's Plan of Operation

We believe we currently have sufficient capital to commence revenue flight operations and to maintain our current level of operations. However the final determination lies with the U.S. Department of Transportation. During 2006 and into 2007 we continued to finance our operations through the issuance of our common stock and the continued exercise of warrants. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $30,000-$50,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2008.

In 2007 we raised $2.9 mm in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

Management has considered the overall pipeline effect that enhances the initial cash position of a startup carrier. It is the industry practice for passengers to purchase tickets in advance of their flights while service vendors bill the carrier later.

In order that a new airline would not fly empty on day one, approximately 30 days prior to the expected inaugural date the Company expects the DOT to authorizes sales of tickets and cargo. Such funds from advance sales, estimated at approximately $3 mm for the company, accumulate in an escrow account, and are released upon the issuance of the air carrier certificate.

There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T)   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.


Changes in Internal Control Over Financial Reporting.   There was no
change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

ITEM 8B OTHER INFORMATION.

None.

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
          CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
SECTION 16(a)
          OF THE EXCHANGE ACT

MANAGEMENT

Executive Officers and Directors

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:

Name                     Age   Position
Igor Dmitrowsky . . . .  53    President, CEO, CFO, Chairman of the
Board
Russell Thal . . . . .   73    Executive Vice President
Barry Clare . . . . . .  48    Vice President Finance
Walter Kaplinsky  . . .  70    Secretary, Director
Andris Rukmanis . . . .  46    V.P. Europe and Director

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

Russell Thal, a US citizen, is the Company's Executive Vice President. Mr. Thal joined the Company in 2000. From 1981 to 2000 he was Chairman of Compuflight, Inc., an airline flight planning firm. From 1980 to 1981 he was Director of Stations for New York Air.

Barry Clare, a US citizen, is the Company's Vice President of
Finance.  Mr. Clare joined the Company in 2006.   Mr. Clare has
been instrumental in helping finance the Company From 2001 to 2004 has was Chief Operating Officer for Advance Plant Pharmaceuticals, Inc. From 1995 to 1997 Mr. Clare served as vice president of Intermediaries, Inc., an investment banking firm.

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

Code of Ethics

We have not adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. We intend to adopt a Code of Ethics shortly after the filing of this Form 10-KSB.

Committees of the Board of Directors

As of December 31, 2007, we do not have any committees of our board of directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT, AS AMENDED.

Based solely upon our review of copies of Forms 3, 4 and 5, and any subsequent amendments thereto, furnished to the Company by our directors, officers and beneficial owners of more than ten percent of our common stock, we are not aware of any our directors, officers or beneficial owners of more than ten percent of our common stock that, during our fiscal year ended December 31, 2007, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 10.  Executive Compensation.

No compensation has been paid to our executive officers during the fiscal years ended December 31, 2007, 2006 and 2005.

During the fiscal year ended December 31, 2007, no options were granted to executive officers.

During the fiscal year ended December 31, 2007, 50,000,000 common stock options were exercised by Igor Dmitrowsky.

EMPLOYMENT AGREEMENTS

The Company has no individual employment agreements in place with any of its executive officers or employees.

Future Compensation of Executive Officers

The board of directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of financing sufficient to commence flight operations, the rate of compensation for the Company's executive officers is expected to be:(i) President $196,000, Executive Vice President $120,000, Vice President Finance $110,000, (ii) Vice President Marketing $90,000,and (iii) Vice President Europe $68,000. To this date, the Company has paid officers no salaries. Board directors are not presently compensated and shall receive no compensation prior to commencement of revenue service.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.


As of March 29, 2008, there were 297,239,159 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2007, the ownership of the Company's Common Stock by (i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and
(iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

                               Common Shares
                            Beneficially Owned    Percent of Total
Outstanding
 Directors and Officers

Igor Dmitrowsky . . . . . .        84,422,825           30.20%
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Russell Thal . . . . . . . .       400,000          0.14%
26 Ridge Drive
Port Washington, NY 11050

Barry Clare . . . . . . . .           13,600,000            4.86%
16 Birchwood Park Court
Jericho, NY 11753

Walter Kaplinsky  . . . . .          6,717,294            2.40%
2000 Quentin Rd.
Brooklyn, NY 11229

Andris Rukmanis . . . . . .          1,118,750            0.40%
Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005

Shares of all directors and             106,258,869            44.63%
executive officers as a
group (5 persons)

Beneficial owners

Steffanie J. Lewis . . . . .          9,623,331           3.44%
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

23 Consent of Michael F. Cronin, CPA

31.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

ITEM 14.     Principal Accountant Fees and Services

In 2007, the Company paid its present independent accountant $4,000 for services in providing an audit of the year 2006. In 2008, the Company paid its present independent Accountant $8,000 for services in providing an audit of the year 2007. All other Company accounting and tax preparations have been done in house.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: 04-11-2008

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE TITLE          DATE

/s/ Igor Dmitrowsky      Chairman, CEO and CFO    April 11, 2008
Igor Dmitrowsky               (Principal Executive Officer
                         and Principal Accounting Officer)

/s/ Walter Kaplinsky     Secretary and Director   April 11, 2008
Walter Kaplinsky

/s/ Andris Rukmanis      V.P. Europe and Director April 11, 2008
Andris Rukmanis

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

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, and evaluated the effectiveness of our internal control over financial reporting, and printed in this report our conclusions about the effectiveness of our internal control over financial reporting, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: April 11, 2008

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

Date: April 11, 2008

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)