Form 10QSB
period 2008-03-31
BALTIA AIR LINES INC
filed 2008-05-14
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-QSB

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [ ] Yes [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]
(do not check if smaller reporting company)

Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares of the registrant's common stock outstanding as of May 14, 2008: 307,640,159 shares of Common Stock


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           3/31/2008           12/31/2007
                                          (Unaudited)
  Current Assets
     Cash                              $  1,773,090       $   2,002,496

 Plant and Equipment
      Equipment                             115,067             115,067
      Less Accumulated Depreciation         (67,383)            (65,383)
  Net Property, Plant and Equipment          47,684              49,684

     TOTAL ASSETS                       $ 1,820,774         $ 2,052,180


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $     25,000      $       25,000
    Current portion of long-term debt             0               7,000
     Total current liabilities               25,000              32,000

  Long-term debt                                  0              12,368

  Equity
  Preferred Stock                               665                 665
  Common Stock                               29,712              27,945

     Paid-in-Capital                     16,364,810          16,233,527
     Deficit Accumulated During
      Development Stage                 (14,599,413)        (14,254,325)
     Total Equity                         1,795,774           2,007,812
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $    1,820,774    $      2,052,180

  See notes to unaudited interim financial statements.


                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                                     Three Months Ended  August 24, 1989
                                        March 31,        (Inception) to
                                 2008        2007        March 31, 2008
                             (Unaudited)  (Unaudited)      (Unaudited)

   Revenues                           0             0               0

   Costs & Expenses

   General and
      Administrative        $   337,731   $   124,867     $ 12,162,238
   FAA Certification              2,383             0          257,492
   Training Expense                   0             0          225,637
   Depreciation                   2,047            81          313,103
   Other                              0             0          568,245
   Interest                         184             0        1,068,789
      Total expenses            342,326       124,948       14,595,503
   Loss before income taxes    (342,326)     (124,948)     (14,595,503)

   Income Taxes                   2,762             0            3,910

   Deficit Accumulated During
      Development Stage:    $  (345,088)     (124,948)   $ (14,599,413)
   Per share amounts:
   Loss                             Nil           Nil
   Weighted Average Shares
      Outstanding           287,573,331   124,459,779

   See notes to unaudited interim financial statements.



                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Three Months Ended          Aug 24, 1989
                                              March 31,           (inception) to
                                         2008           2007       March 31, 2008

                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage              $(345,088)  $ (124,948) $ (14,599,413)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                             2,000           81        313,056
   Expenses paid by issuance of
        common stock                       86,600       45,422      4,958,887
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses        0            0      3,176,481
     Cash used by operating activities:  (256,488)     (79,445)    (5,750,688)

   Cash flows from investing activities:
   Purchase of Equipment                        0            0       (323,125)
   Deposit on Airplane Lease                    0            0              0
     Cash used in investing activities:         0            0       (323,125)

   Cash flows from financing activities:
   Issuance of Common Stock                46,450      176,790
7,402,383
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Principal payments on long-term debt   (19,368)           0        (40,816)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:          27,082      176,790      7,846,903
   Change in cash                        (229,406)     (97,347)     1,773,090
   Cash-beginning of period             2,002,496        4,185              0
     Cash -end of period               $1,773,090   $  101,530  $   1,773,090

   See notes to unaudited interim financial statements.



Baltia Air Lines, Inc.
Statement of Shareholders' Equity
(A Development Stage Company)
                                              Preferred                     Common             Deficit
                                                                                               Accumulated
                                                                      Common   Additional      During
                                                Par                   Stock       Paid-In      Development
                                      Shares    Value     Shares      Amount      Capital      Stage
Balance at December 31, 2005          66,500    $665    67,298,009    $6,730    $9,293,365      (9,284,902)

Exercise of Warrants and Options                        22,000,000     2,200         9,000
Shares issued for cash                                  13,550,000     1,355        98,655
Shares issued for services                              19,546,900     1,955       941,213
Options issued for services                                                        143,959
Net Loss                                                                                        (1,208,680)
Balance at December 31, 2006          66,500     665   122,394,909    12,240    10,486,192     (10,493,582)

Exercise of Warrants and Options                        58,000,000     5,800       239,700
Shares issued for cash                                  60,670,637     6,067     2,450,488
Shares issued for services                              38,384,988     3,838     3,021,429
Options issued for services                                                         35,768
Net Loss                                                                                        (3,760,743)
Balance at December 31, 2007          66,500     665   279,450,534    27,945    16,233,577     (14,254,325)

Exercise of Warrants and Options                        16,000,000     1,600             0
Shares issued for cash                                     816,625        82        46,368
Shares issued for services                                 850,000        85        84,915
Net Loss                                                                                          (345,088)
Balance at March 31, 2008             66,500     665   297,117,159    29,712    16,364,810     (14,599,413)

See notes to unaudited interim financial statements.

NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.
In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services
During the three months ended March 31, 2008 we issued 850,000 shares of our common stock in exchange for services. The shares were valued at $ 85,000 or about $0.10 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

In 2007, we issued 1,200,988 shares of our common stock in exchange for services. The shares were valued at $ 45,200 or about $0.038 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.
Stock Issued for Cash

During the three months ended March 31, 2008 we issued 816,625 and 16,000,000 shares of our common stock in exchange for cash and for the exercise of options by Igor Dimitrowsky (our President), respectively. The shares sold for cash were subscribed at $ 46,250 or about $0.047 weighted average per share. The company also paid an additional $56,000 in commissions due on the 2007 common stock offering and reduced paid-in capital accordingly. The options were exercised at par value.

In 2007, we issued 6,360,000 shares of our common stock in exchange for cash. The shares were valued at $ 178,000 or about $0.028 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2008 and 2007, the Company's recognized no compensation expense related to stock option grants. The Company did not grant any options during the three months ended March 31, 2008.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared inaccordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date ofthe consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually re-evaluated based upon available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgment and estimates are used include, but are not limited to valuation of long lives assets and deferred income taxes.


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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2008 and 2007, the Company's recognized (2005 on a pro forma basis) no compensation expense related to stock option grants. The Company did not grant any options during the three months ended March 31, 2008.

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

As of March 31, 2008, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended March 31, 2008 was $0 (also none during the three-month period ended March 31, 2007).

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2008 and 2007 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $212,864 to $337,731 in the three months ended March 31, 2008 as compared to $124,867 in the three months ended March 31, 2007. This increase is mainly the result of activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $342,326 in the three months ended March 31, 2008 as compared to a net loss of $124,867 in the three months ended March 31, 2007.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the company has the necessary funding to commence revenue flight operations, subject to DOT authorization. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2008, our working capital was $1,748,090 and our stockholders' equity was $1,820,774. As compared to March 31, 2008, our working capital increased from $100,330 at March 31, 2007 and our stockholders' equity increased from $103,978 at March 31, 2007. We had unrestricted cash balance of $1,773,090 at March 31, 2008, as compared to $101,530 at March 31, 2007.

Our operating activities utilized $256,488 in cash during the three months ended March 31, 2008, an increase of $177,043 from the $79,445 in cash utilized during the three months ended March 31, 2007.

Our financing activities, from issuance of common stock, provided $46,450 and $176,790 in cash during the three months ended March 31, 2008 and 2007, respectively.

As a result of the foregoing, our unrestricted cash increased by $1,671,560 to $1,773,090 at March 31, 2008, as compared to $101,530 at March 31, 2007.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2008.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2008, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2008 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008 we issued 816,625 and 16,000,000 shares of our common stock in exchange for cash and for the exercise of options by Igor Dimitrowsky (our President), respectively. The shares sold for cash were subscribed at $ 46,250 or about $0.047 weighted average per share. The company also paid an additional $56,000 in commissions due on the 2007 common stock offering and reduced paid-in capital accordingly. The options were exercised at par value. The shares are not registered and are subject to restrictions as to transferability

All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Baltia or executive officers of Baltia, and transfer was restricted by Baltia in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

DATED THIS 14th DAY OF MAY 2008

BALTIA AIR LINES, INC.

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer(principal accounting officer)

EXHIBIT 31.1

BALTIA AIR LINES, INC.
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302


I, Igor Dmitrowsky, the Chief Executive Officer and Chief Financial Officer of Baltia Air Lines, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Baltia Air Lines, Inc.;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 14, 2008


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: May 14, 2008

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)