Form 10-Q
period 2008-06-30
BALTIA AIR LINES INC
filed 2008-08-13
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [ ] Yes [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. \See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]
Accelerated filer [   ]
Non-accelerated filer [   ] (do not check if smaller reporting company)
Smaller reporting company  [ X ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [ X ]

Number of shares of the registrant's common stock outstanding as of August 12, 2008: 310,240,159 shares of Common Stock


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           6/30/2008           12/31/2007
                                          (Unaudited)
  Current Assets
     Cash                              $  1,413,807    $      2,002,496

 Plant and Equipment
      Equipment                             115,067             115,067
      Less Accumulated Depreciation         (69,383)            (65,383)
  Net Property, Plant and Equipment          45,684              49,684

     TOTAL ASSETS                       $ 1,459,491         $ 2,052,180


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $     15,000   $          25,000
    Current portion of long-term debt             0               7,000
     Total current liabilities               15,000              32,000

  Long-term debt                                  0              12,368

  Equity
  Preferred Stock                               665                 665
  Common Stock                               29,972              27,945

     Paid-in-Capital                     16,547,077          16,233,527
     Deficit Accumulated During
      Development Stage                 (15,133,223)        (14,254,325)
     Total Equity                         1,444,491           2,007,812
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $    1,459,491    $      2,052,180

  See notes to unaudited interim financial statements.


                                        STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                        Three Months Ended    Six Months Ended     August 24, 1989
                             June 30,             June 30,          (Inception) to
                        2008       2007        2008       2007      June 30, 2008
                    (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)

   Revenues           $       0          0           0          0            0

   Costs & Expenses

   General and
      Administrative   $537,331 $1,390,454   $ 875,044 $ 1,515,321 $ 12,699,569
   FAA Certification      2,036     10,000       4,419      10,000      259,528
   Training Expense           0          0           0           0      225,637
   Depreciation           2,000         81       4,047         162      315,103
   Other                      0          0           0           0      568,245
   Interest              (7,557)         0      (7,373)          0    1,061,232
      Total expenses    533,809  1,400,535     876,136   1,525,483   15,129,313
   Loss before
      income taxes     (533,809)(1,400,535)   (876,136) (1,525,483) (15,129,313)

   Income Taxes               0          0       2,762           0        3,910

   Deficit Accumulated During

   Development Stage:  (533,809)(1,400,535)   (878,898) (1,525,483) (15,133,223)
   Per share amounts:
   Loss                     Nil     ($0.01)        Nil      ($0.01)

   Weighted Average Shares
     Outstanding    298,865,511 138,878,056 293,219,421 131,708,747

   See notes to unaudited interim financial statements.



                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Six Months Ended          Aug 24, 1989
                                              June 30,           (inception) to
                                         2008           2007       June 30, 2008
                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage              $(878,898) $(1,525,483) $ (15,133,223)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                             4,000          162        315,056
   Expenses paid by issuance of
        common stock                      269,127    1,350,320      5,141,414
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses  (10,000)      25,000      3,166,481
     Cash used by operating activities:  (615,771)    (150,001)    (6,109,971)

   Cash flows from investing activities:
   Purchase of Equipment                        0            0       (323,125)
   Deposit on Airplane Lease                    0            0              0
     Cash used in investing activities:         0            0       (323,125)

   Cash flows from financing activities:
   Issuance of Common Stock                46,450      809,999
7,402,383
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Principal payments on long-term debt   (19,368)           0        (40,816)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:          27,082      809,999      7,846,903
   Change in cash                        (588,689)     659,998      1,413,807
   Cash-beginning of period             2,002,496        4,185              0
     Cash -end of period               $1,413,807   $  664,183  $   1,413,807

   See notes to unaudited interim financial statements.



Baltia Air Lines, Inc.
Statement of Shareholders' Equity
(A Development Stage Company)
                                          Preferred                         Common               Deficit
                                                                                                Accumulated
                                                                      Common   Additional        During
                                                Par                   Stock      Paid-In       Development
                                      Shares   Value        Shares    Amount     Capital          Stage

Balance at December 31, 2005        66,500   $ 665     67,298,009  $  6,730  $  9,293,365       (9,284,902)

Exercise of Warrants and Options                       22,000,000     2,200         9,000
Shares issued for cash                                 13,550,000     1,355        98,655
Shares issued for services                             19,546,900     1,955       941,213
Options issued for services                               143,959
Net Loss                                                                                        (1,208,680)
Balance at December 31, 2006        66,500     665    122,394,909    12,240    10,486,192      (10,493,582)

Exercise of Warrants and Options                       58,000,000     5,800       239,700
Shares issued for cash                                 60,670,637     6,067     2,450,488
Shares issued for services                             38,384,988     3,838     3,021,429
Options issued for services                                35,768
Net Loss                                                                                        (3,760,743)
Balance at December 31, 2007        66,500     665    279,450,534    27,945    16,233,577      (14,254,325)

Exercise of Warrants and Options                       16,000,000     1,600             0
Shares issued for cash                                    816,625        82        46,368
Shares issued for services                              3,450,000       345       225,655
Options issued for services                                41,527
Net Loss                                                                                          (878,898)
Balance at June 30, 2008            66,500     665    299,717,159    29,972    16,547,077      (15,133,223)

See notes to unaudited interim financial statements.

NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.
In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services
During the six months ended June 30, 2008 we issued 3,450,000 shares of our common stock in exchange for services. The shares were valued at $ 226,000 or about $0.07 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the six months ended June 30, 2007 we issued 31,262,998 shares of our common stock in exchange for services. The shares were valued at $ 1,525,320 or about $0.042 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

During the six months ended June 30, 2008 we issued 816,625 and 16,000,000 shares of our common stock in exchange for cash and for the exercise of options by Igor Dmitrowsky (our President), respectively. The shares sold for cash were subscribed at $ 46,250 or about $0.047 weighted average per share. The company also paid an additional $56,000 in commissions due on the 2007 common stock offering and reduced paid-in capital accordingly. The options were exercised at par value.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended June 30, 2008 and 2007, the Company's recognized no compensation expense related to stock option grants. The Company did not grant any options during the three months ended June 30, 2008.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 "Accounting Changes," and
FASB Statement No. 3 "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years adoption of SFAS 154 will have a material impact on our financial statements.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared inaccordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually re-evaluated based upon available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgment andestimates are used include, but are not limited to valuation of long lives assets and deferred income taxes.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the six months ended June 30, 2008 and 2007, the Company recognized (2005 on a pro forma basis) no compensation expense related to stock option grants. The Company did not grant any options during the three months ended June 30, 2008.

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

As of June 30, 2008, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the six-month period ended June 30, 2008 was $0 (also none during the six-month period ended June 30, 2007).

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended June 30, 2008 and 2007 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses decreased $854,123 to $537,331 in the three months ended June 30, 2008 as compared to $1,390,454 in the three months ended June 30, 2007. This decrease is mainly the result of activity in preparing for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $533,809 in the three months ended June 30, 2008 as compared to a net loss of $1,400,535 in the three months ended June 30, 2007.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. Management believes that the company has the necessary funding to commence revenue flight operations, subject to DOT authorization. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2008, our working capital was $1,398,807 and our stockholders' equity was $1,444,491. As compared to June 30, 2008, our working capital increased from $637,984 at June 30, 2007 and our stockholders' equity increased from $640,351 at June 30, 2007. We had unrestricted cash balance of $1,413,807 at June 30, 2008, as compared to $664,184 at June 30, 2007.

Our operating activities utilized $359,283 in cash during the three months ended June 30, 2008, an increase of $209,282 from the $150,001 in cash utilized during the three months ended June 30, 2007.

Our financing activities, from issuance of common stock, provided $0 and $809,999 in cash during the three months ended June 30, 2008 and 2007, respectively.

Our unrestricted cash increased by $749,624 to $1,413,807 at June 30, 2008, as compared to $664,183 at June 30, 2007.

We had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2008.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2008 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2008 we issued 3,450,000 shares of our common stock in exchange for services. The shares were valued at $226,000 or about $0.07 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

DATED THIS 12th DAY OF AUGUST 2008

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

Date: August 12, 2008


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: August 12, 2008

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)