Form 10-Q
period 2008-09-30
BALTIA AIR LINES INC
filed 2008-11-13
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

     Large accelerated filer [ ]
     Accelerated filer [ ]
     Non-accelerated filer [ ] (do not check if smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

Number of shares of the registrant's common stock outstanding as of November 12, 2008: 310,240,159 shares of Common Stock

  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                    (A Development Stage Company)

ASSETS
                                           9/30/2008           12/31/2007
                                          (Unaudited)
  Current Assets
     Cash                              $  1,081,708         $ 2,002,496

 Plant and Equipment
      Equipment                             115,067             115,067
      Less Accumulated Depreciation         (69,383)            (65,383)
  Net Property, Plant and Equipment          45,684              49,684

     TOTAL ASSETS                      $  1,127,393         $ 2,052,180


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $     15,000   $          25,000
    Current portion of long-term debt             0               7,000
     Total current liabilities               15,000              32,000

  Long-term debt                                  0              12,368

  Equity
  Preferred Stock                               665                 665
  Common Stock                               30,332              27,945

     Paid-in-Capital                     16,632,117          16,233,527
     Deficit Accumulated During
      Development Stage                 (15,550,721)        (14,254,325)

     Total Equity                         1,112,393           2,007,812
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $    1,127,393    $      2,052,180

  See notes to unaudited interim financial statements.


                                        STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                          Three Months Ended        Nine Months Ended     August 24, 1989
                                 Sept 30,               Sept 30,            (Inception) to
                            2008         2007         2008        2007      Sept 30, 2008
                        (Unaudited)   (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)

   Revenues                 $     0             0            0           0             0

   Costs & Expenses

   General and
      Administrative       $265,852    $4,236,071   $1,140,896  $5,751,392  $ 12,965,421
   FAA Certification        158,553             0      162,972      10,000       418,081
   Training Expense               0             0            0           0       225,637
   Depreciation                 (47)        3,181        4,000       3,343       315,056
   Other                          0             0            0           0       568,245
   Interest                  (7,929)       (3,520)     (15,302)     (3,520)    1,053,303
      Total expenses        416,429     4,235,732    1,292,566   5,761,215    15,545,743
   Loss before
      income taxes         (416,429)   (4,235,732)  (1,292,566) (5,761,215)  (15,545,743)

   Income Taxes               1,068             0        3,830           0         4,978

   Deficit Accumulated During
   Development Stage:      (417,497)   (4,235,732)  (1,296,396) (5,761,215)  (15,550,721)
   Per share amounts:
   Loss                         Nil        ($0.02)         Nil      ($0.04)
   Weighted Average Shares
     Outstanding        302,343,246   206,884,199  296,296,946 157,042,599

   See notes to unaudited interim financial statements.


                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Nine Months Ended          Aug 24, 1989
                                              Sept 30,            (inception) to
                                         2008           2007       Sept 30, 2008
                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage            $(1,296,396) $(5,761,215) $ (15,550,721)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                             4,000        3,343        315,056
   Expenses paid by issuance of
        common stock                      354,527    5,484,660      5,226,814
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses  (10,000)      25,000      3,166,481
     Cash used by operating activities:  (947,869)    (249,412)    (6,442,069)

   Cash flows from investing activities:
   Purchase of Equipment                        0      (32,691)      (323,125)
   Deposit on Airplane                          0            0              0
     Cash used in investing activities:         0      (32,691)      (323,125)

   Cash flows from financing activities:
   Issuance of Common Stock                46,450    1,746,573      7,402,383
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Principal payments on long-term debt   (19,368)           0        (40,816)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:          27,082    1,746,573      7,846,903
   Change in cash                        (920,787)   1,464,470      1,081,709
   Cash-beginning of period             2,002,496        4,185              0
     Cash -end of period               $1,081,709   $1,468,665    $ 1,081,709

   See notes to unaudited interim financial statements.




                               STATEMENT OF SHAREHOLDERS' EQUITY
                                 (A Development Stage Company)

                                            Preferred                       Common               Deficit
                                                                                               Accumulated
                                                                         Common  Additional      During
                                                Par                      Stock     Paid-In     Development
                                      Shares   Value        Shares       Amount    Capital        Stage
Balance at December 31, 2005          66,500    $665   67,298,009    $6,730     $9,293,365       (9,284,902)

Exercise of Warrants and Options                       22,000,000     2,200          9,000
Shares issued for cash                                 13,550,000     1,355         98,655
Shares issued for services                             19,546,900     1,955        941,213
Options issued for services                                                        143,959

Net Loss                                                                                        (1,208,680)

Balance at December 31, 2006          66,500     665  122,394,909    12,240     10,486,192     (10,493,582)

Exercise of Warrants and Options                       58,000,000     5,800        239,700
Shares issued for cash                                 60,670,637     6,067      2,450,488
Shares issued for services                             38,384,988     3,838      3,021,429
Options issued for services                                                         35,768
Net Loss                                                                                        (3,760,743)
Balance at December 31, 2007          66,500     665  279,450,534    27,945     16,233,577     (14,254,325)

Exercise of Warrants and Options                       16,000,000     1,600              0
Shares issued for cash                                    816,625        82         46,368
Shares issued for services                              7,050,000       705        310,695
Options issued for services                                                         41,527
Net Loss                                                                                       (1,296,396)
Balance at Sept 30, 2008              66,500     665  303,317,159    30,332     16,632,117    (15,550,721)

See notes to unaudited interim financial statements.

NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2007 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.
In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2008 and 2007. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services

During the nine months ended September 30, 2008 we issued 7,050,000 shares of our common stock in exchange for services. The shares were valued at $ 311,000 or about $0.04 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the nine months ended September 30, 2007 we issued 79,552,988 shares of our common stock in exchange for services. The shares were valued at $ 5,659,659 or about $0.071 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

Stock Issued for Cash

During the nine months ended September 30, 2008 we issued 816,625 and 16,000,000 shares of our common stock in exchange for cash and the for the exercise of options by Igor Dimitrowsky (our President), respectively. The shares sold for cash were subscribed at $ 46,250 or about $0.047 weighted average per share. We also paid an additional $56,000 in commissions due on the 2007 common stock offering and reduced paid-in capital accordingly. The options were exercised at par value.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the nine months ended September 30, 2008 and 2007, the Company recognized no compensation expense related to stock option grants. The Company did not grant any options during the three months ended September 30, 2008.

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

As of September 30, 2008, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the nine-month period ended September 30, 2008 was $0 (also none during the nine-month period ended September 30, 2007).

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No.
108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

RESULTS OF OPERATIONS

We had no revenues during the three months ended September 30, 2008 and 2007 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses decreased $3,970,219 to $265,852 in the three months ended September 30, 2008 as compared to $4,236,071 in the three months ended September 30, 2007. This decrease is mainly the result of the work already accomplished for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $416,429 in the three months ended September 30, 2008 as compared to a net loss of $4,235,732 in the three months ended September 30, 2007.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. Management believes that the company has the necessary funding to commence revenue flight operations, subject to DOT authorization. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2008, our working capital was $1,066,708 and our stockholders' equity was $1,112,393. As compared to September 30, 2008, our working capital decreased from $1,438,656 at September 30, 2007 and our stockholders' equity decreased from $1,519,645 at September 30, 2007. We had unrestricted cash balance of $1,081,708 at September 30, 2008, as compared to $1,468,656 at
September 30, 2007.

Our operating activities utilized $332,098 in cash during the three months ended September 30, 2008, an increase of $82,686 from the $249,412 in cash utilized during the three months ended September 30, 2007.

Our financing activities, from issuance of common stock, provided $0 and $759,784 in cash during the three months ended September 30, 2008 and 2007, respectively.

Our unrestricted cash decreased by $386,957 to $1,081,708 at September 30, 2008, as compared to $1,468,665 at September 30, 2007.

We had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2008.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2008, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2008 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2008 we issued 3,300,000 shares of our common stock in exchange for services. The shares were valued at $120,000 or about $0.04 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

DATED THIS 13th DAY OF NOVEMBER 2008

BALTIA AIR LINES, INC.

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer(
principal accounting officer)

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

Date: November 13, 2008


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc.
(the "Company") on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: November 13, 2008

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)