Form 10-K
period 2008-12-31
BALTIA AIR LINES INC
filed 2009-04-15
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-K

    Mark One

        [ X ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008


        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to

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


Title of each class
None
Name of each
Exchange on which registered
None


Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]        No  [ X ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [  ]        No [ X ]

Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]       No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.     [ X ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer,"
"accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  [  ]
Accelerated filer        [  ]
Non-accelerated filer    [  ]
Smaller reporting company  [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
Yes [ ]  No [x]

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2008 is $5,055,146.

The number of shares of the registrant's common stock outstanding as of April 11, 2009 was 429,766,159.


    TABLE OF CONTENTS

PART 1

Item 1.   Business

Item 1A.   Risk Factors

Item 1B.   Unresolved Staff Comments

Item 2.   Properties

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.   Selected Financial Information

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Item 8.   Financial Statement Supplementary Data

Item 9.
   Changes in and Disagreements with Accountants on Accounting
And Financial Disclosures

Item 9A(T)   Controls and Procedures

Item 9B   Other Information

PART III

Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

Item 13.   Certain Relationships and Related Transactions

Item 14.   Principal Accountant Fees and Services

PART IV

Item 15.   Exhibits and Financial Statements
PART I

Item 1. Business.

Baltia Air Lines, Inc. the "Company" or "Baltia" or "Baltia Air Lines") is the only start-up airline in the United States today that has received Government approval.

On December 19, 2008, the U.S. Department of Transportation (DOT) issued its Order to Show Cause, finding that Baltia Air Lines is fit, willing and able to engage in international air transport of persons, property and mail. Baltia was awarded the non-stop route from JFK to St. Petersburg Russia. Baltia was also authorized for worldwide charter services. Baltia had filed its application with the DOT in October 2007.

On March 10, 2009, following the regulatory public comment period and the Presidential Review, the DOT issued the Final Order, making its findings of the Show Cause Order final and effective on March 9, 2009.

On March 20, 2009 the DOT awarded Baltia Air Lines its initial frequencies for flights from JFK to St. Petersburg

On April 2, 2009 the United States Government formally notified the Government of the Russian Federation that Baltia Air Lines has been designated.

With the DOT approval, the FAA is authorized to proceed and Baltia is currently conducting the FAA Air Carrier Certification process under
Part 121.

Upon completion of the Air Carrier Certification, Baltia intends to commence non-stop service from its Base of Operations at Terminal 4, JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg.

Baltia Air Lines, Inc. was organized in the State of New York on August
24, 1989.

Following the commencement of service on the JFK-St. Petersburg route, Baltia's objective is to develop its route network to Russia, Latvia, Ukraine, and Belarus.

Baltia Air Line's operations are based at Terminal 4, JFK. We have made key operating arrangements at JFK and other service arrangements are in the process of being made. Baltia staff is now auditing air carrier manual system for SAI (Safety Attribute) compliance prior to the manual submission to the FAA. Baltia's personnel meet regulatory requirements and have recent certification experience.

Baltia intends to provide full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks are subject to registration.

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swissair also provide service. However, foreign carriers are required to have intermediate stops at transit airports in their respective countries (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.) because they are "third nation" airlines and as such cannot fly directly between the US and Russia (only a US airline as well as a reciprocating Russian airline is eligible to fly nonstop). Delta and Aeroflot currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia intends to apply.

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

With the Boeing 747 true wide-body aircraft Baltia intends to provide cargo service from JFK to St. Petersburg, offering containers, pallets, and block space arrangements. Baltia expects to carry contract cargo for express shippers. Baltia also plans to market its own "Baltia Courier", "Baltia Express", and "Baltia Priority" express service for letters and packages. Baltia also expects revenues from diplomatic mail and cargo, under the Fly America Act.

Baltia has prepared passenger service and ground service arrangements at JFK, and similar services are available at Pulkovo II Airport in St. Petersburg, based on recent contact. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

Baltia intends to start the JFK-St. Petersburg service with one round-trip flight per week, then increase the frequency to three round trips, and then to five round trips, within a four-month period.

By starting with one roundtrip flight per week for the first four weeks, Baltia not only accelerates and simplifies its FAA Certification, but expects to save itself the additional time it would incur to make needed improvements and corrections. Starting with a light schedule, any inefficiencies of a given flight may be corrected for the next flight. Baltia management believes that in the initial four weeks, the Company will attain high operating efficiencies and service standards. These standards may be further refined during the following two months when Baltia plans to increase service to three round-trips per week. Following that, Baltia plans to increase service to five round trips per week, and then subsequently to daily round trip flights as additional aircraft are brought into service. The transitional schedule allows Baltia to train additional pilots, flight attendants, and support staff with a continuous training program. It also allows the Baltia marketing program to take effect through its various segments.

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

As of December 31, 2008, Baltia had sixteen full-time employees and ten part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance and administration.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Properties.

The Company rents space for its headquarters at 63-25 Saunders Street, Suite 7I, Rego Park, New York 11374, leases operations space at Concourse A, Terminal 4, JFK International Airport, and leases office space in Manhattan at monthly rents of $1,237 and $7,430, and $2,060 respectively. The Company believes its property is adequate to launch its services and the Company expects to increase space within the first few months of operations.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2007 and 2008. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


      Fiscal Quarter Ended         High         Low
--------------------------- --------------- ----------------
        March 31, 2007               .02          .03
         June 30, 2007               .03          .04
    September 30, 2007               .08          .07
     December 31, 2007               .09          .08
        March 31, 2008               .07          .05
         June 30, 2008               .04          .02
    September 30, 2008               .02          .02
     December 31, 2008               .05          .04




The Company currently estimates that there are approximately 900 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

The Company currently has no equity compensation plans, no written purchase, savings, option, bonus, appreciation, profit sharing, thrift, incentive, pension or similar plan or written compensation contracts.

Item 6.  Selected Financial Information.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On December 19, 2008, the U.S. Department of Transportation (DOT) issued its Order to Show Cause, finding that Baltia Air Lines is fit, willing and able to engage in international air transport of persons, property and mail. Baltia was awarded the non-stop route from JFK to St. Petersburg Russia. Baltia was also authorized for worldwide charter services. Baltia had filed its application with the DOT in October 2007.

On March 10, 2009, following the regulatory public comment period and the Presidential Review, the DOT issued the Final Order, making its findings of the Show Cause Order final and effecitve on March 9, 2009.

On March 20, 2009 the DOT awarded Baltia Air Lines its initial frequencies for flights from JFK to St. Petersburg

On April 2, 2009 the United States Government formally notified the Government of the Russian Federation that Baltia Air Lines has been designated

With the DOT approval, the FAA is authorized to proceed and Baltia is currently conducting the FAA Air Carrier Certification process.

Upon completion of the Air Carrier Certification, Baltia intends to commence non-stop service from its Base of Operations at Terminal 4, JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg.

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

PLAN OF OPERATION

We believe that we have sufficient capital to commence revenue flight operations. During 2008 and into 2009 we continued to finance our operations through the issuance of our common stock. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $30,000-$50,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2009.

Based on our prior experience with certification and current preparations management believes that thelaunch budget, previously reviewed by the DOT, will be adequate tocomplete certification and to commence flight service. Approximately
$1,000,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 20 management and 45 staff personnel. In 2009 we plan to raise $2 to $4 mm in additional financing.

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

       Year       Interest      Dividend      Expected          Expected
                  Rate          Yield         Volatility        Life in
                                                                Years
      2008        4.40%          0.00%        150%-217%          3
      2007        4.40%          0.00%        150%               10


Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL carryforwards.

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

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2008 and 2007 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses decreased $169,521 to $3,536,152 during fiscal year ended December 31, 2008 as compared to $3,705,673 during the fiscal year ended December 31, 2007. This decrease is mainly the result of streamlined preparations for air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $3,744,173 during the fiscal year ended December 31, 2008 as compared to a net loss of $3,760,743 during the fiscal year ended December 31, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2008, we had cash of $724,240 and our stockholders' equity was $750,374. This reflects a decrease from December 31, 2007 when our cash was $2,002,496 and our stockholders' equity was $2,007,812.

Our operating activities utilized $1,305,337 in cash during the fiscal year ended December 31, 2008, an increase of $704,578 from the $600,759 in cash utilized during the fiscal year ended December 31, 2007.

Our financing activities provided $27,081 and $2,610,056 in cash during the fiscal year ended December 31, 2008 and 2007, respectively.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2008.

Off-Balance Sheet Arrangements: We do not have any off-balance sheet arrangements which have, or are reasonably likely to have, an effect on our financial condition, financial statements, revenues or expenses.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 8.  Financial Statement Supplementary Data.

None.

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosures

Because or regulatory time limit, we had to change accountants. Our previous independent registered accounting firm was Michael Cronin, CPA, PA. Our current independent registered accounting firm is Patrick Rodgers, CPA, PA. The Registrant has no disagreements with either accounting firm.

Item 9A(T). Controls and Procedures.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:


Name                     Age   Position
Igor Dmitrowsky . . . .  54    President, CEO, CFO, Chairman of the
Board
Russell Thal . . . . .   74    Executive Vice President
Barry Clare . . . . . .  49    Vice President Finance
Walter Kaplinsky  . . .  71    Secretary, Director
Andris Rukmanis . . . .  47    V.P. Europe and Director


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

Barry Clare, a US citizen, is the Company's Vice President of Finance. Mr. Clare joined the Company in 2006. Mr. Clare has been instrumental in helping finance the Company. From 2001 to 2004, he was Chief Operating Officer for Advance Plant Pharmaceuticals, Inc. From 1995 to 1997 Mr. Clare served as vice president of Intermediaries, Inc., an investment banking firm.

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

Item 11.  Executive Compensation.

No compensation has been paid to our executive officers during the fiscal years ended December 31, 2007. In fiscal year ended December 31, 2008 Igor Dmitrowsky received $133,400 in compensation.

During the fiscal year ended December 31, 2008, 28,000,000 options were granted to Igor Dmitrowsky.

During the fiscal year ended December 31, 2008, 52,000,000 common stock options were exercised by Igor Dmitrowsky.

EMPLOYMENT AGREEMENTS

The Company has no individual employment agreements in place with any of its executive officers or employees.

Future Compensation of Executive Officers

The board of directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of financing sufficient to commence flight operations, the rate of compensation for the Company's executive officers is expected to be:(i) President $198,000, Executive Vice President $130,000, Vice President Finance $120,000, (ii) Vice President Marketing $110,000,and (iii) Vice President Europe $90,000. Board directors are not presently compensated and shall receive no compensation prior to commencement of revenue service.

Item 12.  Security Ownership of Certain Beneficial Owners and
     Management and Related Stockholder Matters.

As of April 6, 2009, there were 429,766,159 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2008, the ownership of the Company's Common Stock by
(i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

                               Common Shares
                            Beneficially Owned    Percent of Total
Outstanding

Directors and Officers
Igor Dmitrowsky . . . . . .       152,422,825          42.84%
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Russell Thal . . . . . . . .        3,150,000           0.89%
26 Ridge Drive
Port Washington, NY 11050

Barry Clare . . . . . . . .        13,600,000           3.82%
16 Birchwood Park Court
Jericho, NY 11753

Walter Kaplinsky  . . . . .         6,717,294           1.89%
2000 Quentin Rd.
Brooklyn, NY 11229

Andris Rukmanis . . . . . .         1,118,750           0.31% <F1>
Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005

Shares of all directors and       177,008,869          49.75%
executive officers as a
group (5 persons)

<F1> Less than 1%

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services.

In 2008, the Company paid its independent accountant $7,000 for services in providing an audit of the year 2007. In 2007, the Company paid its independent accountant $6,000 for services in providing an audit of the year 2006. All other Company accounting and tax preparations have been done in house.

PART IV.

Item 15.  Exhibits and Financial Statements.

3.1 Certificate of Incorporation of Baltia Air Lines, Inc. (incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 19, 2005)

3.2 Bylaws of Baltia Air Lines, Inc. (incorporated by reference to
Exhibit 3.2 to Form S-8 filed on December 19, 2001).

3.3 DOT "ORDER ISSUING FOREIGN CERTIFICATE", finding Baltia Air Lines, Inc. fit, willing, and able to engage in foreign scheduled air transportation of persons Property and Mail and awarding to Baltia Air
Lines, Inc. a Certificate of Public Convenience for the New York   St.
Petersburg route. (Docket DOT-OST-2007-0007), issued on the 5 day of January 2009. (Attached as EX-1)

3.4 DOT NOTICE of US-Russia frequency allocation to Baltia Air Lines (Docket DOT-OST-2009-0070), issued on March 20, 2009. (Attached as EX-2)

31.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

APPENDIX A.

Baltia Air Lines, Inc.
(A Development Stage Company)
Financial Statements
For the Years Ended December 31, 2008 and 2007

Table of Contents


                                                       Page(s)

Report of Independent Registered Accounting firm:
    Patrick Rodgers, CPA, PA . . . . .                   F-1

Report of Independent Registered Accounting firm:
    Michael F. Cronin, CPA . . . . .                     F-2

Balance Sheets as of December 31, 2008 and 2007          F-3

Statements of Operations for the years ended
 December 31, 2008  and 2007, and the period
 August 29, 1989 (inception) to December 31, 2008        F-4

Statements of Cash Flows for the years ended
December 31, 2008 and 2007, and the period
August 29, 1989 (inception) to December 31, 2008         F-5

Statement of Stockholders' Equity for the years
  ended December 31, 2008, 2007, and 2006                F-6


Notes to Financial Statements                            F-7   F-16

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheets of Baltia Air Lines, Inc. ("the Company") as of December 31, 2008 and the statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The Company has incurred operating losses since inception. Note 8 of the financial statements address Management's Plan regarding the future operations of the Company.


/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
April 13, 2009


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheet of Baltia Air Lines, Inc.
(the "Company") as of December 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the year then ended.
The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audit in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air
Lines, Inc. as of December 31, 2007 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States.

The Company has incurred operating losses since inception. Note 8 of the financial statements addresses Management's Plan regarding the future operations of the Company.

March 29, 2008

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant


 Baltia Air Lines, Inc.
 Balance Sheets
 (A Development Stage Company)

                                               12/31/2008     12/31/2007
           Assets
Current Assets
Cash                                         $    724,240   $ 2,002,496


Property & Equipment:
Equipment                                         115,067       115,067
Accumulated Depreciation                          (73,933)      (65,383)
  Net Property & Equipment                         41,134        49,684

Total Assets                                 $    765,374   $ 2,052,180

Liabilities & Equity

Current Liabilities:
Accounts Payable                                $  15,000      $ 25,000
Current portion of long-term debt                       0         7,000
  Total current liabilities                        15,000        32,000

Long-term debt                                          0        12,368

Equity:
Preferred stock - 2,000,000
  authorized $0.01 par value
  66,500 issued & outstanding                         665           665

Common Stock - 500,000,000
  authorized $0.0001 par value
  355,767,159 issued & outstanding
  (279,450,534 in 2007)                            35,577        27,945

Additional paid in capital                     18,716,994    16,233,527

Deficit Accumulated During
  Development Stage                           (18,002,862)  (14,254,325)

Total Equity                                 $    750,374   $ 2,007,812

Total Liabilities & Equity                   $    765,374   $ 2,052,180

See Summary of Significant Accounting Policies and Notes to Financial
Statements.

Baltia Air Lines, Inc.
Statements of Operations
(A Development Stage Company)

                                                   Years Ended
Inception to
                                            12/31/2008     12/31/2007
  12/31/2008
Revenue                                  $            0    $          0    $          0

Costs & Expenses
 General & administrative                     3,536,152       3,705,673      15,360,677
 FAA certification costs                        217,382          48,476         472,491
 Training                                             0               0         225,637
 Depreciation                                     8,551           4,648         319,607
 Other                                                0               0         568,245
 Interest                                       (17,912)          1,946       1,050,693
   Total Costs & Expenses                     3,744,173       3,760,743      17,997,350

Loss before income taxes                     (3,744,173)     (3,760,743)    (17,997,350)

Income Taxes                                      4,364               0           5,512

Deficit Accumulated During
        Development Stage                 $  (3,748,537)   $ (3,760,743)   $(18,002,862)

Per share amounts:
Basic:
  Loss                                           ($0.01         ($0.02)
  Weighted Average                          303,326,480     185,713,584

See Summary of Significant Accounting Policies and Notes to Financial
Statements.


Baltia Air Lines, Inc.
Statements of Cash Flows
(A Development Stage Company)

                                                              Years Ended              Inception to
                                                         12/31/2008     12/31/2007      12/31/2008
Cash flows from operating activities:
Deficit Accumulated During Development Stage             $(3,748,537)  $(3,760,743) $(18,002,862)
Adjustments required to reconcile deficit accumulated
  during development stage to cash used in operating
  activities:
Depreciation                                                   8,551         4,648         319,607
Expenses paid by issuance of common stock                  2,444,649     3,131,536       7,316,936
(Increase) decrease in prepaid expenses                            0             0         400,301


Increase (decrease) in accounts payable & accrued expenses   (10,000)       23,800       3,166,481
   Cash flows used by operating activities:               (1,305,337)     (600,759)     (6,799,537)

Cash flows from investing activities:
Purchase of equipment                                              0       (10,986)       (323,125)
   Cash used in investing activities                               0       (10,986)       (323,125)

Cash flows from financing activities:
Proceeds from issuance of common stock                        46,450     2,631,504       7,402,383
Proceeds from issuance of preferred stock                          0             0           2,753
Loans from related parties                                         0             0       1,351,573
Repayment of related party loans                                   0             0        (368,890)
Principal payments on long-term debt                         (19,369)      (21,448)        (40,817)
Acquisition of treasury stock                                      0             0        (500,100)
 Cash generated by financing activities                       27,081     2,610,056       7,846,902

Change in cash                                            (1,278,256)    1,998,311         724,240
Cash-beginning of period                                   2,002,496         4,185               0
Cash-end of period                                       $   724,240   $ 2,002,496    $    724,240

See Summary of Significant Accounting Policies and Notes to Financial Statements



Baltia Air Lines, Inc.
Statement of Shareholders' Equity
(A Development Stage Company)
                                          Preferred                      Common         Deficit
                                                                                       Accumulated
                                                                   Common  Additional  During         Stockholders'
                                              Par                  Stock     Paid-In   Development           Equity
                                    Shares   Value       Shares    Amount    Capital      Stage          (Deficit)
Balance at December 31, 2005        66,500   $665   67,298,009    $6,730   $9,293,365    (9,284,902)        15,858

Exercise of Warrants and Options                    22,000,000     2,200        9,000                       11,200
Shares issued for cash                              13,550,000     1,355       98,655                      100,010
Shares issued for services                          19,546,900     1,955      941,213                      943,168
Options issued for services                                                   143,959
Net Loss                                                                                  (1,208,680)   (1,208,680)
Balance at December 31, 2006        66,500     665  122,394,909    12,240   10,486,192   (10,493,582)        5,515

Exercise of Warrants and Options                     58,000,000     5,800      239,700                      245,500
Shares issued for cash                               60,670,637     6,067    2,450,488                    2,456,505
Shares issued for services                           38,384,988     3,838    3,021,429                    3,025,267
Options issued for services                                                     35,768                       35,768
Net Loss                                                                                  (3,760,743)    (3,760,743)
Balance at December 31, 2007        66,500     665  279,450,534    27,945   16,233,577   (14,254,325)     2,007,812

Exercise of Warrants and Options                     46,000,000     4,600                                     4,600
Shares issued for cash                                  816,625        82       46,368                       46,450
Shares issued for services                           29,500,000     2,950      673,000                      675,950
Options issued for services                                                  1,764,099                    1,764,099
Net Loss                                                                                  (3,748,537)    (3,748,537)

Balance at December 31, 2008        66,500     665  355,767,159    35,577   17,773,876   (18,002,862)       750,374


See Summary of Significant Accounting Policies and Notes to Financial Statements

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008


Note 1   Organization and Operations

The Company was formed as a U.S. airline on August 24, 1989 in the State of New York. Our objective is to provide scheduled air transportation from the U.S. to Russia, the Baltic States and Ukraine. In 1991, the Department of Transportation (DOT) granted the Company routes to provide non-stop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi as well as back up service to Moscow. We have two registered trademarks "BALTIA" and "VOYAGER CLASS," and five trademarks subject to registration. Our activities to date have been devoted principally to raising capital, obtaining route authority and approval from the DOT and the Federal Aviation Administration (FAA), training crews, and conducting market research to develop the Company's marketing strategy.

Regulatory Compliance

We intend to operate as a Part 121 carrier, a heavy jet operator.
As such, following certification we will be required to maintain our air carrier standards as prescribed by DOT and FAA regulation and as specified in the FAA approved Company manuals. As part of its regulatory compliance we will be required to submit periodic reports of our operations to the DOT.

Note 2   Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments

Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, require disclosure of fair value information about financial instruments. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2008. The respective carrying value of certain on-balance sheet financial instruments approximated their fair values.

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

Valuation of Long-Lived Assets

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

Comprehensive Income

Comprehensive income is defined as changes in the equity of an enterprise except those resulting from shareholder transactions. The amounts shown on our statement of stockholders' equity relate to the cumulative effect of minimum pension liabilities, translation adjustments, and unrealized gain or loss on securities.

Stock-Based Compensation Plans
Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.
On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment ("SFAS 123(R)"), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

We adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. We calculate the fair value of options using a Black-Scholes option pricing model. We do not currently have any outstanding options subject to future vesting for which expense has not been recognized. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a

F-8
Stock-Based Compensation Plans (continued)

financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company's calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the "modified prospective" method, disclosure of pro forma information for periods prior to adoption must continue to be made. In computing fair value we used the following assumptions:

       Year       Interest      Dividend      Expected          Expected
                  Rate          Yield         Volatility        Life in
                                                                Years
      2008        4.40%          0.00%        150%-217%          3
      2007        4.40%          0.00%        150%               10



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

Warrant Derivative Liabilities

We account for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. Pursuant to EITF Issue No. 00-19, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

Earnings per Common Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive.

Income Taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with SFAS No. 109, Accounting for Income Taxes" or SFAS 109. Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards.

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

Recent Accounting Pronouncements:

Recently Adopted Standards

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The statement was effective for us on November 15, 2008 and did not have a material impact on our Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. This statement was effective for us on January 1, 2008. We did not elect to apply the fair value option to any of our outstanding instruments and, therefore, SFAS 159 did not have an impact on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for us on January 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Financial Statements on a recurring basis (at least annually). For all other nonfinancial assets and liabilities, this statement is effective for us on January 1, 2009. As it relates to our financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in our Financial Statements on a recurring basis (at least annually), the adoption of SFAS 157 did not have a material impact.

In December 2008, the FASB issued FSP FIN 46(R)-8, Disclosures about Variable Interest Entities (FSP FIN 46(R)-8). FSP FIN 46(R)-8 requires enhanced disclosures about a company's involvement in VIEs. The enhanced disclosures required by this FSP are intended to provide users of financial statements with an greater understanding of: (1) the significant judgments and assumptions made by a company in determining whether it must consolidate a VIE and/or disclose information about its involvement with a VIE; (2) the nature of restrictions on a consolidated VIEs assets reported by a company in its statement of financial position, including the carrying amounts of such assets; (3) the nature of, and changes in, the risks associated with a company's involvement with a VIE; (4) how a company's involvement with a VIE affects the company's financial position, financial performance, and cash flows. This FSP was effective for us on December 31, 2008.

In June 2007, the EITF reached a consensus on EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize a realized income tax benefit associated with dividends or dividend equivalents paid on nonvested equity-classified employee share-based payment awards that are charged to retained earnings as an increase to additional paid-in capital. EITF 06-11 was effective for us on January 1, 2008. The adoption of EITF 06-11 did not have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for
Uncertainty in Income Taxes   an interpretation of FASB Statement No. 109
("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. We adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our Financial Statements.

Recently Issued Standards
In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities An Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within footnote disclosures to enable financial statement users to locate important information about derivative instruments. This statement is effective for us on January 1, 2009 and we do not expect it to have a material impact on our Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R requires the acquisition method of accounting to be applied to all business combinations, which significantly changes the accounting for certain aspects of business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except as it relates to certain income tax accounting matters. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company's equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. This statement is effective for us on January 1, 2009. We had no minority interest as of December 31, 2008.

In June 2008, the FASB issued FSP Emerging Issues Task Force ("EITF") 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP 03-6-1"). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share. This FSP is effective for us on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

Note 3   Property and Equipment

A summary of property & equipment is as follows:

                                  Estimated Useful           2008     2007
                                  Life
  Operations Manuals             5-7 years               $28,109     $28,109
  Office Equipment               5-7 years                42,392      42,392
  Automobile                       5 years                44,566      44,566
  Less: accumulated
   Depreciation                                          (73,934)    (65,383)
                                                         --------    --------
  Net Property &
   Equipment                                             $41,133     $49,684
  Current depreciation
   expense                                               $ 8,551     $ 4,648



Note 4   Stockholders' Equity

Description of Securities:

Common Stock

We have been authorized 500,000,000 shares of Common Stock at $.0001 par value per share. As of December 31, 2008, a total of 355,767,159 shares of Common Stock were issued and outstanding and held by over 100 shareholders. In addition, we have granted warrants to issue up to approximately 103,720,000 more shares of our common stock. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

Recent Issuance of Unregistered Securities:

Year Ended December 31, 2008

Stock Issued for Cash: We issued 816,625 shares of our common stock in exchange for receiving a total of $46,450 in cash. The shares are not registered and subject to restrictions as to transferability.
Stock Issued for Services: We issued 29,500,000 shares of our common stock in exchange for services. The shares were valued at $675,950 or about $0.02 per share which reflected the weighted average market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.
Stock Issued Due to Exercise of Warrants & Options: During 20078holders of 46,000,000 warrants exercised their option to acquire a like amount of shares of Common Stock. The options were at $0.0001 exercise prices. The exercise price was offset against accrued compensation of $4,600.

Recent Issuance of Unregistered Securities (continued):

Year Ended December 31, 2007

Stock Issued for Cash: We issued 60,670,637 shares of our common stock in exchange for receiving a total of $2,631,504 in cash. The shares are not registered and subject to restrictions as to transferability.

Stock Issued for Services: We issued 38,384,968 shares of our common stock in exchange for services. The shares were valued at $3,025,268 or about $0.08 per share which reflected the weighted average market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.
Stock Issued Due to Exercise of Warrants & Options: During 2007 holders of 58,000,000 warrants exercised their option to acquire a like amount of shares of Common Stock. The options were at various exercise prices. The exercise price was offset against accrued compensation of $245,500.

Summary of Option and Warrant Activity

The following table provides summary information on the various warrants issued by our company in private placement transactions and unapproved equity compensation plans; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

                                 All Plan & Non-Plan Compensatory Type Options
                                                 Weighted     Weighted      Aggregate
                                                 Average      Average       Intrinsic
                                                 Exercise     Remaining     Value <F2>
                                                 Price        Contractual
                                 Shares                       Term
                                                                (Years)
     Options outstanding          74,770,000     $0.04
      at December 31, 2006
     Granted                      45,000,000     $0.10
     Exercised                   (58,000,000)      Nil
     Lapsed                              ---     $0.00
     ---------------------------------------------------------------------------------
     Options outstanding at       61,770,000     $0.12         3.9          $2,000,000
      December 31, 2007
     Granted                      91,562,500     $0.02
     Exercised                   (46,000,000)     Nil
     Lapsed                      ( 1,840,000)    $0.04
     ---------------------------------------------------------------------------------
     Options outstanding at      105,492,500     $0.03         2.4          $4,362,173
      December 31, 2008
     Options exercisable at      105,492,500     $0.03         2.4          $4,362,173
      December 31, 2008


<F2> Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

         The following table summarizes the status of the Company's aggregate warrants as of December 31, 2008:

                  Options Outstanding                    Options Exercisable

Range of exercise   Shares     Weighted   Weighted    Shares      Weighted
 prices                        Average    Average                 Average
                               Exercise   Remaining               Exercise
                               Price      Life in                 Price
                                           Months
@ 0.01-$ 0.05     95,542,500   $0.01      29.1        95,542,500  $0.01
$ 0.06-$ 0.25      9,950,000   $0.24      29.7         9,950,000  $0.24
--------------------------------------------------------------------------
Total Shares     105,492,500                         105,492,500

Note 5   Income Taxes

The Company has approximately $ 10,300,000 in net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2029. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset.

A summary of the deferred tax asset presented on the accompanying balance sheets is as follows:

Following is a summary of the components give rise to the deferred tax provision.
                                                                  2008            2007
                                                               -----------     -----------
Currently payable:
Federal                                                        $      -        $    -
State                                                          $      -        $    -
Foreign                                                             4,364           -
                                                              ------------     -----------
Total currently payable                                             4,364           -
                                                              ============     ===========
Deferred:
Federal                                                         1,015,000          154,000
State                                                             154,000           25,000
                                                              ------------     -----------
Total Deferred                                                    169,000          179,000
Less: increase in allowance                                    (1,169,000)        (179,000)
                                                              ------------     -----------
Net Deferred                                                         -               -
                                                              ============     ===========

Total income tax provisiont (benefit)                         $     4,364      $     -
                                                              ============     ===========
Individual components given rise to the deferred tax
assets are as follows:                                              2008            2007
                                                               -----------     -----------
Future tax benefits arising from net operating loss
  carry forwards                                              $ 4,383,000      $ 3,873,000
Future tax benefits arising from options/warrents
   issued for services                                            671,000           13,000
                                                              ------------     -----------
Total                                                           5,054,000        3,886,000
Less: valuation allowance                                      (5,054,000)      (3,886,000)
                                                              ------------     -----------
Net Deferred                                                  $     -               -
                                                              ============     ===========



Utilization of federal and state NOL and tax credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carryforwards before full utilization.

Note 6   Commitments and Contingencies

Facilities: The Company leases office space for its administrative offices, under three month to month agreements, at a monthly rental of approximately $5,600. In 2008 and 2007 expense was $76,405 and $55,200 respectively.

Note 7   Supplementary Cash Flow Disclosure:


                                          2008            2007
Fair Value of equity instruments
issued for services                   $2,444,649      $3,135,536


Note 8   Management's Plan of Operation

We believe we currently have sufficient capital to commence revenue flight operations and to maintain our current level of operations. During 2007and into 2008, we continued to finance our operations through the issuance of our common stock and the continued exercise of warrants. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $30,000-$50,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2009.

In 2007, we raised $2.9 million in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

Management has considered the overall pipeline effect that enhances the initial cash position of a startup carrier. It is the industry practice for passengers to purchase tickets in advance of their flights while service vendors bill the carrier later.

In order that a new airline would not fly empty on day one, approximately 30 days prior to the expected inaugural date, the DOT authorizes sales of tickets and cargo. Such funds from advance sales, estimated at approximately $3 million for the company, accumulate in an escrow account, and are released upon the issuance of the air carrier certificate.

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

Date: 04-14-2009

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                            DATE

/s/ Igor Dmitrowsky      Chairman, CEO and CFO            April 14, 2009
Igor Dmitrowsky         (Principal Executive Officer
                         and Principal Accounting Officer)

/s/ Walter Kaplinsky     Secretary and Director           April 14, 2009
Walter Kaplinsky

/s/ Andris Rukmanis     V.P. Europe and Director          April 14, 2009
Andris Rukmanis


Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Igor Dmitrowsky, the Chief Executive Officer and Chief
Financial Officer of Baltia Air Lines, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Baltia Air
Lines, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 14, 2009

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 14, 2009

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)