Form 10-Q
period 2009-03-31
BALTIA AIR LINES INC
filed 2009-05-20
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [ ] Yes [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer [ ]     Accelerated filer [ ]

  Non-accelerated filer [ ]       Smaller reporting company [X]
  (do not check if smaller
    reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).    Yes [ ]   No  [X]

Number of shares of the registrant's common stock outstanding
as of May 19, 2009:    426,895,159 shares of Common Stock

  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           3/31/2009           12/31/2008

                                       (Unaudited)
  Current Assets
     Cash                              $    292,523         $   724,240

 Plant and Equipment
      Equipment                             152,746             115,067
      Less Accumulated Depreciation         (75,934)            (73,934)
  Net Property, Plant and Equipment          76,812              73,934

     TOTAL ASSETS                       $   369,335         $   765,373


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $     15,000    $         15,000
    Current portion of long-term debt             0                   0
     Total current liabilities               15,000              15,000

  Long-term debt                                  0                   0

  Equity
  Preferred Stock                               665                 665
  Common Stock                               42,442              35,577

     Paid-in-Capital                     20,233,728          18,716,994
     Deficit Accumulated During
      Development Stage                 (19,922,500)        (18,002,862)
     Total Equity                           354,335             750,374
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $      369,335    $        765,374

  See notes to unaudited interim financial statements.


                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                                     Three Months Ended  August 24, 1989
                                        March 31,        (Inception) to
                                 2009        2008        March 31, 2009
                             (Unaudited)  (Unaudited)      (Unaudited)

   Revenues                           0             0               0

   Costs & Expenses

   General and
      Administrative        $ 1,740,520   $   337,713     $ 17,101,198
   FAA Certification            176,538         2,383          649,030
   Training Expense                   0             0          225,637
   Depreciation                   2,000         2,047          231,607
   Other                              0             0          568,245
   Interest                        (450)          184        1,050,242
      Total expenses          1,918,607       342,327       19,915,958
   Loss before income taxes  (1,918,607)     (342,327)     (19,915,958)

   Income Taxes                   1,030         2,762            6,542

   Deficit Accumulated During
      Development Stage:    $(1,919,637)     (345,089)   $ (19,922,500)
   Per share amounts:
   Loss                             Nil           Nil
   Weighted Average Shares
      Outstanding           369,967,715   287,573,331

   See notes to unaudited interim financial statements.



                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Three Months Ended         Aug 24, 1989
                                              March 31,           (inception) to
                                         2009           2008       March 31, 2009

                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage               $(1,919,637)  $ (345,088) $ (19,922,499)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                                2,000        2,000        321,607
   Expenses paid by issuance of
        common stock                       1,293,600       86,600      8,610,536
   (Increase) decrease in prepaid
        expenses                                   0            0        400,301
   Change in payables & accrued expenses           0            0      3,166,481
     Cash used by operating activities:     (624,037)    (256,489)    (7,423,574)

   Cash flows from investing activities:
   Purchase of Equipment                     (37,679)           0       (360,804)
   Deposit on Airplane Lease                       0            0              0
     Cash used in investing activities:      (37,679)           0       (360,804)

   Cash flows from financing activities:
   Issuance of Common Stock                  230,000       46,450      7,632,383
   Issuance of Preferred Stock                     0            0          2,753
   Loans from related parties                      0            0      1,351,573
   Repayment of related party loans                0            0       (368,890)
   Principal payments on long-term debt            0      (19,367)       (40,817)
   Acquisition of Treasury Stock                   0            0       (500,100)
     Cash generated by financing:            230,000       27,083      8,076,902
   Change in cash                           (431,717)    (229,406)       292,523
   Cash-beginning of period                  724,240    2,002,496              0
     Cash -end of period                 $   292,523   $1,773,090  $     292,523

   See notes to unaudited interim financial statements.



Baltia Air Lines, Inc.
Statement of Shareholders' Equity
(A Development Stage Company)
(Unaudited)

                                           Preferred                      Common               Deficit
                                                                                              Accumulated
                                                                        Common  Additional      During
                                                Par                     Stock     Paid-In     Development
                                      Shares   Value        Shares      Amount    Capital        Stage
Balance at December 31, 2007          66,500     665  279,450,534    27,945    16,233,527     (14,254,325)

Exercise of Warrants and Options                       46,000,000     4,600             0
Shares issued for cash                                    816,625        82        46,368
Shares issued for services                             29,500,000     2,950       673,000
Options issued for services                                1,764,099
Net Loss                                                                                       (3,748,537)
Balance at December 31, 2008          66,500     665  355,767,159    35,577    18,716,994     (18,002,862)

Exercise of Warrants and Options                       44,000,000     4,400             0
Shares issued for cash                                  4,800,000       480       229,520
Shares issued for services                             19,850,000     1,985       687,215
Options issued for services                               600,000
Net Loss                                                                                       (1,919,637)
Balance at March 31, 2009             66,500     665  424,417,159    42,442    20,233,729     (19,922,499)

See notes to unaudited interim financial statements.

NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2009

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.
In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services

During the three months ended March 31, 2009 we issued 19,850,000 shares of our common stock in exchange for services. The shares were valued at $ 689,200 or about $0.03 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

In 2008, we issued 850,000 shares of our common stock in exchange for services. The shares were valued at $ 85,000 or about $0.10 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

During the three months ended March 31, 2009 we issued 4.8 million and 44 million shares of our common stock in exchange for cash and for the exercise of options by Igor Dmitrowsky (our President), respectively. The shares sold for cash were subscribed at $ 230,000 or about $0.048 weighted average per share. The options were exercised at par value.

In 2008, we issued 816,625 shares of our common stock in exchange for cash. The shares were valued at $ 46,450 or about $0.047 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

OVERVIEW

Baltia Air Lines, Inc. (the "Company" or "Baltia" or "Baltia Air Lines") is the only start-up airline in the United States today that has received Government approval.

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

On March 7, 2009, following the regulatory public comment period and the Presidential Review, the DOT issued the Final Order, making its findings of the Show Cause Order final.

On March 20, 2009 the DOT awarded Baltia Air Lines its initial frequencies for flights from JFK to St. Petersburg

On March 25, 2009 the United States Government formally notified the Government of the Russian Federation that Baltia Air Lines has been designated.

With the DOT approval, the FAA is authorized to proceed and Baltia is currently conducting the FAA Air Carrier Certification process under Part 121.

Upon completion of the Air Carrier Certification, Baltia intends to commence scheduled non-stop service from its Base of Operations at Terminal 4, JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg.

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

As of March 31, 2009, Baltia had sixteen full-time employees and ten part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance and administration.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended March 31, 2009 and 2008, the Company's recognized (2005 on a pro forma basis) no compensation expense related to stock option grants.

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

As of March 31, 2009, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended March 31, 2009 was $0 (also none during the three-month period ended March 31, 2008).

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2009 and 2008 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $1,402,807 to $1,740,520 in the three months ended March 31, 2009 as compared to $337,713 in the three months ended March 31, 2008. This increase is mainly the result of activity in preparing for air carrier certification and commencement of operations.

Primarily as a result of the foregoing, we incurred a net loss of $1,918,607 in the three months ended March 31, 2009 as compared to a net loss of $342,327 in the three months ended March 31, 2008.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2009, our working capital was $277,523 and our stockholders' equity was $354,335. As compared to March 31, 2009, our working capital decreased from $1,748,090 at March 31, 2008 and our stockholders' equity decreased from $1,820,774 at March 31, 2008. We had unrestricted cash balance of $292,523 at March 31, 2009, as compared to $1,773,090 at March 31, 2008.

Our operating activities utilized $624,037 in cash during the three months ended March 31, 2009, an increase of $367,548 from the $256,489 in cash utilized during the three months ended March 31, 2008.

Our financing activities, from issuance of common stock, provided $230,000 and $46,450 in cash during the three months ended March 31, 2009 and 2008, respectively.

As a result of the foregoing, our unrestricted cash decreased by $1,480,567 to $292,523 at March 31, 2009, as compared to $1,773,090 at March 31, 2008.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2009, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2009 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009 we issued 19,850,000 shares of our common stock in exchange for services. The shares were valued at $ 689,200 or about $0.03 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.
During the three months ended March 31, 2009 we issued 4.8 million and 44 million shares of our common stock in exchange for cash and for the exercise of options by Igor Dmitrowsky (our President), respectively. The shares sold for cash were subscribed at $ 230,000 or about $0.048 weighted average per share. The options were exercised at par value. The shares are not registered and are subject to restrictions as to transferability

All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Baltia or executive officers of Baltia, and transfer was restricted by Baltia in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

DATED THIS 19th DAY OF MAY 2009

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

Date: May 19, 2009


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: May 19, 2009

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)