Form 10-Q
period 2009-06-30
BALTIA AIR LINES INC
filed 2009-08-19
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009


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

Number of shares of the registrant's common stock outstanding as of August 18, 2009: 438,260,159 shares of Common Stock


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           6/30//2009           12/31/2008

                                       (Unaudited)
  Current Assets
     Cash                              $    105,412         $   724,240

 Plant and Equipment
      Equipment                             152,746             115,067
      Less Accumulated Depreciation         (75,934)            (73,934)
  Net Property, Plant and Equipment          76,812              73,934

     TOTAL ASSETS                       $   182,224         $   765,373


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $     15,000   $          15,000
    Current portion of long-term debt             0                   0
     Total current liabilities               15,000              15,000

  Long-term debt                                  0                   0

  Equity
  Preferred Stock                               665                 665
  Common Stock                               45,775              35,577

     Paid-in-Capital                     21,305,670          18,716,994
     Deficit Accumulated During
      Development Stage                 (21,184,866)        (18,002,862)
     Total Equity                           167,224             750,374
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $      182,224    $        765,374

  See notes to unaudited interim financial statements.


                                        STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                          Three Months Ended           Six Months Ended        August 24, 1989
                               June 30,                   June 30,            (Inception) to
                          2009          2008           2009       2008         June 30, 2009
                      (Unaudited)    (Unaudited)      (Unaudited) (Unaudited)   (Unaudited)

   Revenues              $          0             0            0             0             0

   Costs & Expenses

   General and
      Administrative        1,086,016       537,331    2,826,536       875,044    18,187,214
   FAA Certification          176,550         2,036      353,088         4,419       825,580
   Training Expense                 0             0            0             0       225,637
   Depreciation                     0         2,000        2,000         4,047       315,056
   Other                            0             0            0             0       568,245
   Interest                      (200)       (7,557)        (650)       (7,373)    1,050,042
      Total expenses        1,262,365       553,810    3,180,973       876,137    21,178,324
   Loss before
      income taxes         (1,262,365)     (533,810)  (3,180,973)     (876,137)  (21,178,324)

   Income Taxes                     0             0        1,030         2,762         6,542

   Deficit Accumulated
   During Development
          Stage:           (1,262,365)     (533,810)  (3,182,003)     (878,899)  (21,184,866)
   Per share amounts:
   Loss                           Nil           Nil         Nil           Nil
   Weighted Average
    Shares Outstanding     431,929,961   298,907,818 401,120,004   293,240,575

   See notes to unaudited interim financial statements.


                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Six Months Ended          Aug 24, 1989
                                              June 30,            (inception) to
                                         2009           2008       June 30, 2009

                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating
        Activities:
   Deficit Accumulated During
        Development Stage                $(3,182,003)  $ (878,899) $ (21,184,865)
   Adjustments to reconcile net
        loss to net cash
        provided by operations:
   Depreciation                                2,000        4,000        321,607
   Expenses paid by issuance of
        common stock and options           1,875,555      269,127      9,192,491
   (Increase) decrease in prepaid
        expenses                                   0            0        400,301
   Change in payables & accrued
        expenses                                   0      (10,000)     3,166,481
     Cash used by operating
        activities:                       (1,304,448)    (615,772)    (8,103,985)

   Cash flows from investing activities:
   Purchase of Equipment                     (37,679)           0       (360,804)
   Deposit on Airplane Lease                       0            0              0
     Cash used in investing activities:      (37,679)           0       (360,804)

   Cash flows from financing activities:
   Issuance of Common Stock                  723,300       46,450      8,125,683
   Issuance of Preferred Stock                     0            0          2,753
   Loans from related parties                      0            0      1,351,573
   Repayment of related party loans                0            0       (368,890)
   Principal payments on long-term debt            0      (19,367)       (40,817)
   Acquisition of Treasury Stock                   0            0       (500,100)
     Cash generated by financing:            723,300       27,083      8,570,202
   Change in cash                           (618,828)    (588,689)       105,412
   Cash-beginning of period                  724,240    2,002,496              0
     Cash -end of period                  $  105,412   $1,413,807  $     105,412

   See notes to unaudited interim financial statements.



Baltia Air Lines, Inc.
Unaudited Statement of Shareholders' Equity
(A Development Stage Company)

                                           Preferred                       Common                Deficit
                                                                                               Accumulated
                                                                       Common   Additional       During
                                                 Par                   Stock      Paid-In      Development
                                      Shares   Value        Shares     Amount     Capital         Stage
Balance at December 31, 2007          66,500     665    279,450,534    27,945    16,233,527      (14,254,325)

Exercise of Warrants and Options                         46,000,000     4,600             0
Shares issued for cash                                      816,625        82        46,368
Shares issued for services                               29,500,000     2,950       673,000
Options issued for services                               1,764,099
Net Loss                                                                                          (3,748,537)
Balance at December 31, 2008          66,500     665    355,767,159    35,577    18,716,994      (18,002,862)

Exercise of Warrants and Options                         48,000,000     4,800             0
Shares issued for cash                                   16,385,000     1,639       721,662
Shares issued for services                               37,395,000     3,740     1,267,016
Options issued for services                                 600,000
Net Loss                                                                                          (3,182,003)
Balance at June 30, 2009               66,500     665    457,547,159    45,755    21,305,671     (21,184,865)

See notes to unaudited interim financial statements.

NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2009

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.
In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month periods ended June 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services

During the six months ended June 30, 2009 we issued 37,395,000 shares of our common stock in exchange for services. The shares were valued at $ 1,270,000 or about $0.034 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the six months ended June 30, 2008 we issued 3,450,000 shares of our common stock in exchange for services. The shares were valued at $ 226,000 or about $0.07 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

In 2009, we issued 16,385,000 shares of our common stock in exchange for cash. The shares were subscribed at $ 723,000 or about $0.05 weighted average per share. We also issued 48,000,000 in exchange for the exercise of options by Igor Dmitrowsky (our President), The shares were issued pursuant to our private placement offering, are not registered and are subject to restrictions as to transferability

During the six months ended June 30, 2008 we issued 816,625 and 16,000,000 shares of our common stock in exchange for cash and the for the exercise of options by Igor Dmitrowsky (our President), respectively. The shares sold for cash were subscribed at $ 46,250 or about $0.047 weighted average per share. The company also paid an additional $56,000 in commissions due on the 2007 common stock offering and reduced paid-in capital accordingly. The options were exercised at par value.

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

OVERVIEW

Baltia Air Lines, Inc. the "Company" or "Baltia" or "Baltia Air Lines") is the only Part 121 start-up airline in the United States today that has received Government approval. Baltia Air Lines, Inc. is a New York State corporation.

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

On March 20, 2009 the DOT awarded Baltia Air Lines its initial frequencies for flights from JFK to St. Petersburg

On March 25, 2009 the United States Government formally notified the Government of the Russian Federation that Baltia Air Lines has been
designated for service on the JFK   St. Petersburg route.

In July 2009, IATA issued the two-letter Code.

In July 2009, the FAA arranged for arrival and departure times at JFK Airport.

On August 18, 2009, the Pulkovo Airport Authority affirmed arrival and departure times at Purlkovo Airport.

On August 18, 2009, the Company executed the Aircraft Purchase Agreement for the purchase of its first Boeing 747 aircraft.

Baltia is currently conducting the FAA Air Carrier Certification process under Part 121.

Upon completion of the Air Carrier Certification, Baltia intends to commence scheduled non-stop service from JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg.

Baltia Air Lines' operations are based at JFK Int'l Airport, Terminal 4. We have made key operating arrangements at JFK and other service arrangements are in the process of being made. Baltia staff is now auditing air carrier manual system for SAI (Safety Attribute) compliance prior to the manual submission to the FAA. Baltia's personnel meet regulatory requirements and have recent certification experience.

Following the commencement of service on the JFK-St. Petersburg route, Baltia's objective is to develop its initial route network to Russia, Latvia, Ukraine, and Belarus.

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

Baltia intends to provide First, Business, and Voyager Class (coach) accommodations. Baltia's passenger market strategy is tailored to particular preferences of the various segments of its customer base, with marketing attention particularly focused on American business travelers with interests in Russia who require high quality, non-stop service from the US to Russia.

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

By starting with one roundtrip flight per week during the winter season, Baltia not only accelerates and simplifies its FAA Certification, but expects to save itself the additional time it would incur to make needed improvements and corrections. Starting with a light schedule, any inefficiencies of a given flight may be corrected for the next flight. Baltia management believes that in the initial four weeks, the Company will attain high operating efficiencies and service standards. These standards may be further refined during the following two months when Baltia plans to increase service to three round-trips per week. Following that, Baltia plans to increase service to five round trips per week, and then subsequently to daily round trip flights as additional aircraft are brought into service. The transitional schedule allows Baltia to train additional pilots, flight attendants, and support staff with a continuous training program. It also allows the Baltia marketing program to take effect through its various segments.

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

As of June 30, 2009, Baltia had eighteen full-time employees and twelve part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance and administration.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the three months ended June 30, 2009 and 2008, the Company's recognized no compensation expense related to stock option grants.

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

As of June 30, 2009, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended June 30, 2009 was $0 (also none during the six-month period ended June 30, 2008).

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended June 30, 2009 and 2008 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $548,685 to $1,086,016 in the three months ended June 30, 2009 as compared to $537,331 in the three months ended June 30, 2008. This increase is mainly the result of activity in preparing for air carrier certification and commencement of operations.

Primarily as a result of the foregoing, we incurred a net loss of $1,262,365 in the three months ended June 30, 2009 as compared to a net loss of $533,810 in the three months ended June 30, 2008.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the company has the necessary funding and will be able to raise additional funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2009, our working capital was $90,412 and our stockholders' equity was $167,224. As compared to June 30, 2009, our working capital decreased from $1,398,807 at June 30, 2008 and our stockholders' equity decreased from $1,444,491 at June 30, 2008. We had unrestricted cash balance of $105,412 at June 30, 2009, as compared to $1,413,807 at June 30, 2008.

Our operating activities utilized $1,304,448 in cash during the three months ended June 30, 2009, an increase of $936,900 from the $615,772 in cash utilized during the three months ended June 30, 2008.

Our financing activities, from issuance of common stock, provided $723,300 and $46,450 in cash during the six months ended June 30, 2009 and 2008, respectively.

As a result of the foregoing, our unrestricted cash decreased by $1,308,395 to $105,412 at June 30, 2009, as compared to $1,413,807 at June 30, 2008.

Except for the Aircraft Purchase Agreement of our first Boeing 747 aircraft on August 18, 2009, we had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2009, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2009 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2008, we issued 3,450,000 shares of our common stock in exchange for services. The shares were valued at $ 226,000 or about $0.07 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the six months ended June 30, 2009, we issued 37,395,000 shares of our common stock in exchange for services. The shares were valued at $
1,270,000 or about $0.034 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

DATED THIS 18th DAY OF AUGUST 2009

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

Date: August 18, 2009


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: August 18, 2009

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)