Form 10-Q
period 2009-09-30
BALTIA AIR LINES INC
filed 2009-11-20
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

   Large          Accelerated     Non-accelerated    Smaller reporting
 accelerated        filer             filer              company
   filer [ ]         [ ]               [ ]                [X]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

Number of shares of the registrant's common stock outstanding as of November 14, 2009: 438,260,159 shares of Common Stock


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                   BALTIA AIR LINES, INC.
                      BALANCE SHEETS
                (A Development Stage Company)

ASSETS
                                           9/30/2009           12/31/2008
                                          (Unaudited)
  Current Assets
     Cash                              $     20,000  $          724,240

 Plant and Equipment
      Equipment                             155,795             115,067
      Less Accumulated Depreciation         (81,434)            (73,934)
  Net Property, Plant and Equipment          74,361              41,133

 Other Assets
     Deposit on Aircraft                     75,000                   0

     TOTAL ASSETS                       $   169,361         $   765,373


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $    108,913   $          15,000
    Current portion of long-term debt             0                   0
     Total current liabilities              108,913              15,000

  Long-term debt                                  0                   0

  Equity
  Preferred Stock                               665                 665
  Common Stock                               47,911              35,577

     Paid-in-Capital                     22,136,043          18,716,994
     Deficit Accumulated During
      Development Stage                 (22,124,171)        (18,002,862)
     Total Equity                            60,449             750,374
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $      169,361    $        765,374

  See notes to unaudited interim financial statements.


                                        STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                        Three Months Ended     Nine Months Ended     August 24, 1989
                             Sep 30,                Sep 30,           (Inception) to
                        2009       2008         2009       2008        Sep 30, 2009
                    (Unaudited) (Unaudited)  (Unaudited) (Unaudited)   (Unaudited)

   Revenues           $       0           0           0            0            0

   Costs & Expenses

   General and
      Administrative    727,876     265,852   3,554,412    1,140,896   18,915,090
   FAA Certification    203,839     158,553     556,927      162,972    1,029,419
   Training Expense           0           0           0            0      225,637
   Depreciation           5,500         (47)      7,500        4,000      327,107
   Other                      0           0           0            0      568,245
   Interest                 188      (7,929)       (462)     (15,302)   1,050,230
      Total expenses    937,402     416,429   4,118,376    1,292,566   22,115,727
   Loss before
      income taxes     (937,402)   (416,429) (4,118,376)  (1,292,566) (22,115,727)

   Income Taxes           1,902       1,068       2,932        3,830        8,444

   Deficit Accumulated
   During Development
               Stage:  (939,304)   (417,497) (4,121,308)  (1,296,396) (22,124,171)
   Per share amounts:
   Loss                     Nil         Nil         Nil          Nil
   Weighted Average Shares
     Outstanding    463,799,116 302,343,246 423,951,099  296,296,946

   See notes to unaudited interim financial statements.



                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Nine Months Ended         Aug 24, 1989
                                              Sep 30,            (inception) to
                                         2009           2008       Sep 30, 2009
                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage            $(4,121,308) $(1,296,396) $ (22,124,170)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                             7,500        4,000        327,107
   Expenses paid by issuance of
        common stock and options        2,373,085      354,527      9,690,021
   (Increase) decrease in prepaid
        expenses                                0            0        400,301
   Change in payables & accrued expenses   93,913      (10,000)     3,260,394
     Cash used by operating activities:(1,646,811)    (947,869)    (8,446,348)

   Cash flows from investing activities:
   Purchase of Equipment                  (90,728)           0       (413,853)
     Cash used in investing activities:   (90,728)           0       (413,853)

   Cash flows from financing activities:
   Issuance of Common Stock             1,033,300       46,450      8,435,683
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Principal payments on long-term debt         0      (19,367)       (40,817)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:       1,033,300       27,083      8,880,202
   Change in cash                        (704,240)    (920,786)        20,000
   Cash-beginning of period               724,240    2,002,496              0
     Cash -end of period               $   20,000   $1,081,710  $      20,000

   See notes to unaudited interim financial statements.



Baltia Air Lines, Inc.
Unaudited Statement of Shareholders' Equity
(A Development Stage Company)

                                           Preferred                    Common                Deficit
                                                                                             Accumulated
                                                                        Common  Additional      During
                                                Par                     Stock     Paid-In     Development
                                      Shares   Value        Shares      Amount    Capital        Stage
Balance at December 31, 2007          66,500     665   279,450,534    27,945    16,233,527     (14,254,325)

Exercise of Warrants and Options                        46,000,000     4,600             0
Shares issued for cash                                     816,625        82        46,368
Shares issued for services                              29,500,000     2,950       673,000
Options issued for services                                                      1,764,099
Net Loss                                                                                        (3,748,537)
Balance at December 31, 2008          66,500     665   355,767,159    35,577    18,716,994     (18,002,862)

Exercise of Warrants and Options                        48,000,000     4,800             0
Shares issued for cash                                  23,425,000     2,343     1,030,958
Shares issued for services                              50,920,000     5,092     1,763,193
Options issued for services                                600,000
Stock issued to purchase aircraft                        1,000,000       100        24,900
Net Loss                                                                                       (4,121,308)
Balance at June 30, 2009              66,500     665   479,112,159    47,911    22,136,044     (22,124,170)

See notes to unaudited interim financial statements.

NOTES TO FINANCIAL STATEMENTS

   BALTIA AIR LINES, INC.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
       SEPTEMBER 30, 2009

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2008 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.
In the opinion of management, the information furnished in this Form 10-QSB reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services

During the nine months ended September 30, 2009 we issued 50,920,000 shares of our common stock in exchange for services. The shares were valued at $ 1,768,000 or about $0.035 per share and reflected the share market value at the time of issuance. We also issued 1,000,000 shares valued at $0.025 per share as partial payment on the acquisition of Boeing 747-200 aircraft. The shares are not registered and are subject to restrictions as to transferability.

During the nine months ended September 30, 2008 we issued 7,050,000 shares of our common stock in exchange for services. The shares were valued at $ 311,000 or about $0.04 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

In 2009, we issued 23,425,000 shares of our common stock in exchange for cash. The shares were subscribed at $ 1,033,000 or about $0.05 weighted average per share. We also issued 48,000,000 in exchange for the exercise of options by Igor Dimitrowsky (our President), The shares were issued pursuant to our private placement offering, are not registered and are subject to restrictions as to transferability

During the nine months ended September 30, 2008 we issued 816,625 and 16,000,000 shares of our common stock in exchange for cash and the for the exercise of options by Igor Dimitrowsky (our President), respectively. The shares sold for cash were subscribed at $ 46,250 or about $0.047 weighted average per share. The company also paid an additional $56,000 in commissions due on the 2007 common stock offering and reduced paid-in capital accordingly. The options were exercised at par value.

4.    Subsequent Events

On November 18, 2009 we completed the purchase of one Boeing 747-200 aircraft. The purchase price was $475,000. The aircraft did not include any engines. As of September 30, 2009 $75,000 in payments toward the purchase price had been made.

On November 12, 2009 the company received $1.4 million in proceeds from an offering of its common stock.

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

OVERVIEW

Baltia Air Lines, Inc. the "Company" or "Baltia" or "Baltia Air Lines") is a New York State corporation organized to conduct business as a U.S. commercial airline intending to provide international air transportation services. As a start-up airline, whose ability to provide air transportation is subject to the receipt of government operating authority, Baltia is neither offering nor accepting ticket sales at this time.
Baltia's progress towards the obtaining of such authority is detailed below.

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

On November 15, 2009, the Company paid the remaining balance and it now owns the aircraft. The aircraft was purchased without engines. In conjunction with the purchase, the seller is leasing to the company engines on a power by the hour basis. Baltia will take delivery of the aircraft and will register the ownership title with the FAA in Oklahoma City. The aircraft is scheduled for maintenance and interior upgrading.

Baltia is currently conducting the FAA Air Carrier Certification process under Part 121.

As a start-up airline, Baltia's ability to commence operations is subject to the receipt of government operating authority, and accordingly, no ticket sales are currently available. Upon completion of the Air Carrier Certification and the receipt of related government authorities, Baltia intends to commence scheduled non-stop service from JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg, Russia.

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

Baltia intends to provide customer service and reservations centers in New York and in St. Petersburg, to list Baltia's schedules and tariffs in the Official Airline Guide, and provide world-wide access to reservations on Baltia's flights through SITA Reservations System.

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

The Company currently carries $100,000,000 ground liability insurance, and prior to commencement of flight operations will carry airline liability insurance as required for a US airline by DOT regulation.

As of September 30, 2009, Baltia had twenty full-time employees and ten part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance and administration.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the nine months ended September 31, 2009 and 2008, the Company's recognized no compensation expense related to stock option grants.

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

As of September 30, 2009, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended September 30, 2009 was $0.

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended September 30, 2009 and 2008 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $462,024 to $727,876 in the three months ended September 30, 2009 as compared to $265,852 in the three months ended September 30, 2008. This increase is mainly the result of activity in preparing for air carrier certification and commencement of operations.

Primarily as a result of the foregoing, we incurred a net loss of $937,402 in the three months ended September 30, 2009 as compared to a net loss of $416,429 in the three months ended September 30, 2008.

Subsequently, since September 30, 2009, we have received $1,596,000 in investments.

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

Earlier in 2009 the company was exposed to a financial scam by a group of individuals who falsely presented that they had lines of credit and equity investment for the company. The company issued 15,000,000 shares but received no money. Under the threat that the company was going to notify authorities, 11,000,000 shares were returned to the company. However, the individual who appears to have masterminded the scam has not returned the remaining 4,000,000 share certificate in his possession. The shares have been cancelled, and the General Counsel has notified law enforcement authorities.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2009, our working capital was -$108,913 and our stockholders' equity was $60,449. As compared to September 30, 2009, our working capital decreased from $1,066,708 at September 30, 2008 and our stockholders' equity decreased from $1,112,393 at September 30, 2008.

Our operating activities utilized $4,121,308 in cash during the nine months ended September 30, 2009, an increase of $2,824,915 from the $1,296,396 in cash utilized during the nine months ended September 30, 2008.

Our financing activities, from issuance of common stock, provided $1,033,300 and $46,450 in cash during the nine months ended September 30, 2009 and 2008, respectively.

Except for the purchase of our first Boeing 747 aircraft on August 18, 2009 and subsequent maintenance and upgrades, we had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2009.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2009, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2009 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2009 we issued 50,920,000 shares of our common stock in exchange for services. The shares were valued at $ 1,768,000 or about $0.035 per share and reflected the share market value at the time of issuance. We also issued 1,000,000 shares valued at $0.025 per share as partial payment on the acquisition of Boeing 747-200 aircraft. The shares are not registered and are subject to restrictions as to transferability.

In 2009, we issued 23,425,000 shares of our common stock in exchange for cash. The shares were subscribed at $ 1,033,000 or about $0.05 weighted average per share. We also issued 48,000,000 in exchange for the exercise of options by Igor Dimitrowsky (our President), The shares were issued pursuant to our private placement offering, are not registered and are subject to restrictions as to transferability.

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

DATED THIS 20th DAY OF NOVEMBER 2009

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

Date: November 20, 2009


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: November 20, 2009

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)