Form 10-K
period 2009-12-31
BALTIA AIR LINES INC
filed 2010-04-14
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-K

    Mark One

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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


   Title of each class             Name of each Exchange
                                    on which registered

      -None-                            -None-

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 Par Value
(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.
Yes [  ]     No  [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  [  ]     No [X]

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

Large accelerated filer [ ]           Accelerated filer  [ ]

Non-accelerated filer   [ ]           Smaller reporting company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
      Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2009 is $10,981,131.

The number of shares of the registrant's common stock outstanding as of April 12, 2010 was 840,190,706.


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

Item 13.       Certain Relationships and Related Transactions

Item 14.       Principal Accountant Fees and Services

PART IV

Item 15.       Exhibits and Financial Statements


PART I

Item 1. Business.

Baltia Air Lines, Inc. the "Company" or "Baltia" or "Baltia Air Lines") is the only Part 121 (heavy jet operator) start-up airline in the United States today that has received Government fitness approval. Baltia is currently conducting the FAA Air Carrier Certification. Baltia Air Lines, Inc. is a New York State corporation.

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

On March 20, 2009, the DOT awarded Baltia Air Lines its initial frequencies for flights from JFK to St. Petersburg

On March 25, 2009, the United States Government formally notified the Government of the Russian Federation that Baltia Air Lines has
been designated for service on the JFK   St. Petersburg route.

In May 2009, IATA issued the two-letter Code.

In July the FAA arranged for arrival and departure times at JFK
Airport.

On August 18, 2009, the Pulkovo Airport Authority affirmed arrival and departure times at Purlkovo Airport.

On August 18, 2009, the Company executed the Aircraft Purchase
Agreement for the purchase of its first Boeing 747 aircraft.

On November 15, 2009, the Ccompany paid the remaining balance and it now owns the aircraft. The aircraft was purchased without engines. In conjunction with the purchase, the seller is leasing to the Ccompany engines on a power by the hour basis. Baltia will take delivery of the aircraft and will register the ownership title with the FAA in Oklahoma City. The aircraft is scheduled for maintenance and interior upgrading.

In the first quarter of 2010, we entered into an engine leasing agreement with Logistic Air, Inc. The Engines have been delivered and installed on the aircraft.

Baltia currently carries $250,000,000 aircraft liability insurance.

In the first quarter of 2010, Baltia entered into a line maintenance agreement with Evergreen at JFK.

In the first quarter of 2010, Baltia leased its station facilities from Pulkovo Airport, entered into a fueling agreement with SOVEX (the exclusive fueling company at Pulkovo Airport), entered into agreement with Pulkovo Caro facility and customs for cargo processing, and entered into a ground servicing agreement with Pulkovo Airport.

In April of 2010, we received additional space at JFK, Terminal 4.

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

Baltia has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.


Baltia intends to start the JFK-St. Petersburg service with one round-trip flight per week, then increase the frequency to three round trips, and then to five round trips. , within a four-month period.

By starting with one roundtrip flight per week for the first four weeks, Baltia not only accelerates and simplifies its FAA Certification, but expects to save itself the additional time it would incur to make needed improvements and corrections. Starting with a light schedule, any inefficiencies of a given flight may be corrected for the next flight. Baltia management believes that in the initial four weeks, the Company will attain high operating efficiencies and service standards. These standards may be further refined during the following two months when Baltia plans to increases service to three round-trips per week. Following that, Baltia plans to increase service to five round trips per week, and then subsequently to daily round trip flights as additional aircraft are brought into service. The transitional schedule allows Baltia to train additional pilots, flight attendants, and support staff with a continuous training program. It also allows the Baltia marketing program to take effect through its various segments.

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

As of December 31, 2009, Baltia had nineteen full-time employees and fifteen part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.


Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Properties.

The Company rents space for its headquarters at 63-25 Saunders Street, Suite 7I, Rego Park, New York 11374, and leases operations space at Concourse A, Terminal 4, JFK International Airport, at monthly rents of $1,237 and $7,430, respectively. The Company believes its property is adequate to launch its services and the Company expects to increase space within the first few months of operations.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security HoldersReserved.

None.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2008 and 2009. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


      Fiscal Quarter Ended         High         Low
--------------------------- --------------- ----------------
        March 31, 2008               .07          .05
         June 30, 2008               .04          .02
    September 30, 2008               .02          .02
     December 31, 2008               .05          .04
        March 31, 2009               .06          .03
         June 30, 2009               .04          .02
    September 30, 2009               .04          .02
     December 31, 2009               .11          .02

The Company currently estimates that there are approximately
1,000 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

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

PLAN OF OPERATION

We believe that we have sufficient capital to commence revenue flight operations. During 2008 and into 2009 we continued to finance our operations through the issuance of our common stock. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $30,000-$50,000. Based on current reserves we have sufficient capital to support our development stage operations through the end of 2010.

In 2010 we plan to raise $2 to $4 mm in additional financing in order to support revenue flight operations. Based on our prior experience with certification and current preparations management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $400,000 is budgeted for certification tasks, and $250,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 20 management and 45 staff personnel.

Management has considered the overall pipeline effect that enhances the initial cash position of a startup carrier. It is the industry practice for passengers to purchase tickets in advance of their flights while many service vendors bill the carrier later.

In order that a new airline would not fly empty on day one, approximately 30 days prior to the expected inaugural date the Company anticipates DOT authority to seelzes sales of tickets and cargo space. Such funds from advance sales, estimated at approximately $3 mm for the Company, accumulate in an escrow account, and are released upon the issuance of the air carrier certificate.

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

Stock-Based Compensation Plans: Stock-based awards are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

    Year  Interest Rate    Dividend      Expected     Expected
                            Yield        Volatility   Life in Years

    2008    4.4%             0.00%        150%-217%     3
    2009    4.4%             0.00%          200%        5

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

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2009 and 2008 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased by $7,867,324 to $11,403,476 during fiscal year ended December 31, 2009 as compared to an increase of $3,536,152 during the fiscal year ended December 31, 2008. This indecrease is mainly primarily the result of conducting air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $12,172,463 during the fiscal year ended December 31, 2009 as compared to a net loss of $3,744,173 during the fiscal year ended
December 31, 2008.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. Our ability to realize revenue from flight operations in any given future fiscal period remains highly contingent upon us obtaining significant equity infusions and/or long-term debt financing sufficient to fund initial operations. Even if we were to be successful in procuring such funding, there can be no assurance that we will be successful in commencing revenue operations or, if commenced, that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2009, we had cash of $1,439,897 and our stockholders' equity was $1,999,201. This reflects an increase from December 31, 2008 when our cash was $724,240 and our stockholders' equity was $750,374.

Our operating activities utilized $2,381,149 in cash during the fiscal year ended December 31, 2009, an increase of $1,075,812 from the $1,305,337 in cash utilized during the fiscal year ended
December 31, 2008.

Our financing activities provided $3,701,900 and $27,083 in cash during the fiscal year ended December 31, 2009 and 2008, respectively.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2009.

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

Item 8.  Financial Statements and Supplementary Data.

None. The full text of our audited financial statements as of December 31, 2009 and 2008 and for the fiscal years ended December 31, 2009, 2008 and 2007 and for the period from August 29, 1989 (inception) to December 31, 2009 begins on page F-1 of thei Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosures

We have changed our accountants because our previous registered accountant has experience in airline accounting and plans to assist our company in setting up accounting system for airline operations. Our previous independent registered accounting firm was Patrick Rodgers, CPA, PA. Our current independent registered accounting firm is Michael Cronin, CPA, PA. The Registrant has no disagreements with either accounting firm.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table summarizes certain information with respect to the executive officers and directors of the board <FN1>:

Name                     Age   Position
Igor Dmitrowsky . . . .  55    President, CEO, CFO, Chairman of the Board
Russell Thal . . . . .   75    Executive Vice President
Barry Clare . . . . . .  51    Vice President Finance
Walter Kaplinsky  . . .  72    Secretary, Director
Andris Rukmanis . . . .  48    Vice President Europe, Director
Vick Luis Bolanos ...    50    Director


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

Vick Luis Bolanos, a US citizen, joined the Company's Board as a Director in 2009. Mr. Bolanos is President of Eastern Construction & Electric, Inc., since 1992.

Item 11.  Executive Compensation.

No compensation has been paid to our executive officers during the fiscal years ended December 31, 2007. In fiscal year ended December 31, 2008 Igor Dmitrowsky received $133,400 in compensation. In fiscal year ended December 31, 2009 Igor Dmitrowsky received
$123,395 in compensation.

During the fiscal year ended December 31, 2009, 150,000,000 options were granted to Igor Dmitrowsky.

During the fiscal year ended December 31, 2009, 148,000,000 common stock options were exercised by Igor Dmitrowsky.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters.

As of April 12, 2010, there were 840,190,706 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2009, the ownership of the Company's Common Stock by
(i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.


                               Common Shares
                            Beneficially Owned    Percent of Total
Outstanding
 Directors and Officers

Igor Dmitrowsky . . . . . .        339,422,825            40.39%
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Russell Thal . . . . . . . .        11,150,000             1.32%
26 Ridge Drive
Port Washington, NY 11050

Barry Clare . . . . . . . .         71,200,000             8.47%
16 Birchwood Park Court
Jericho, NY 11753

Vick Luis Bolanos ......            72,000,000             8.57%
633 MONROE ST
RIVERSIDE, NJ 08075

Walter Kaplinsky  . . . . .          9,717,294             1.15%
2000 Quentin Rd.
Brooklyn, NY 11229

Andris Rukmanis . . . . . .          4,768,750             0.56%
Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005
                                   _____________        _________
Shares of all directors and        508,258,869            60.49%
executive officers as a
group (5 persons)


Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services.

In 2009, the Company paid its independent accountant $7,000 for services in providing an audit of the year 2008. In 2008, the Company paid its independent accountant $7,000 for services in providing an audit of the year 2007. All other Company accounting and tax preparations have been done in-house.

PART IV.

Item 15.  Exhibits and Financial Statements.

3.1 Certificate of Incorporation of Baltia Air Lines, Inc.
(incorporated by reference to Exhibit 3.1 to Form 10-KSB filed on May 19, 2005)

3.2 Bylaws of Baltia Air Lines, Inc. (incorporated by reference to
Exhibit 3.2 to Form S-8 filed on December 19, 2001).

3.3 DOT "ORDER ISSUING FOREIGN CERTIFICATE", finding Baltia Air Lines, Inc. fit, willing, and able to engage in foreign scheduled air transportation of persons Property and Mail and awarding to Baltia Air Lines, Inc. a Certificate of Public Convenience for the
New York   St. Petersburg route. (Docket DOT-OST-2007-0007), issued
on the 7th day of March 2009.

3.4  DOT NOTICE of US-Russia frequency allocation to Baltia Air
Lines (Docket DOT-OST-2009-0070), issued on March 20, 2009.

31.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

Baltia Air Lines, Inc.
(A Development Stage Company)
Financial Statements
For the Years Ended December 31, 2009 and 2008

                      Table of Contents

                                                                    Page(s)

Report of Independent Registered Accounting firm:                    F-1
  Michael F. Cronin, CPA

Balance Sheets as of December 31, 2009 and 2008                      F-2

Statements of Operations for the years ended December 31, 2009       F-3
 and 2008, and the period August 29, 1989 (inception) to December 31, 2009

Statements of Cash Flows for the years ended December 31, 2009       F-4
 and 2008, and the period August 29, 1989 (inception) to December 31, 2009

Statement of Stockholders' Equity for the years ended December       F-5
 31, 2009, 2008, and 2007

Notes to Financial Statements                                 F-6 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
687 Lee Road
Rochester, NY 14606

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheet of Baltia Air Lines, Inc. (the "Company") as of December 31, 2009. and the related statements of operations, stockholders' equity and cash flows for the years then ended. The financial statements are the responsibility of the directors. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Baltia Air Lines, Inc. as of December 31, 2008 were audited by other auditors whose report thereon, dated March 31, 2009, expressed an unqualified opinion.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2009 and the results of its operations, its cash flows and changes in stockholders' equity for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 7 of the financial statements, the Company has incurred a $12,175,000 loss from operations and consumed $2,381,000 of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2010. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 12, 2010

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL

Baltia Air Lines, Inc.
Balance Sheets
(A Development Stage Company)

                                               12/31/2009      12/31/2008
           Assets
Current Assets
Cash                                         $  1,439,897   $   724,240

Property & Equipment:
Equipment                                         745,161       115,067
Accumulated Depreciation                          (85,858)      (73,934)
  Net Property & Equipment                        659,303        41,133

Total Assets                                 $  2,099,200   $   765,373

Liabilities & Equity

Current Liabilities:
Accounts Payable                                $ 100,000    $   15,000
Accrued expenses                                        0             0
Total current liabilities                         100,000        15,000

Long-term debt                                          0             0

Equity:
Preferred stock - 2,000,000
  authorized $0.01 par value
  66,500 issued & outstanding                         665           665

Common Stock - 950,000,000
  authorized $0.0001 par value
  743,580,039 issued & outstanding
  (355,767,159 in 2008)                            74,358        35,577

Additional paid in capital                     32,102,590    18,716,994

Deficit Accumulated During
  Development Stage                           (30,178,413)  (18,002,862)

Total Equity                                 $  1,999,201   $   750,374

Total Liabilities & Equity                   $  2,099,201   $   765,374

See Summary of Significant Accounting Policies and Notes to Financial
Statements.



Baltia Air Lines, Inc.
Statements of Operations
(A Development Stage Company)
                                                   Years Ended           Inception to
                                            12/31/2009    12/31/2008       12/31/2009
Revenue                                  $            0    $         0     $          0

Costs & Expenses
 General & administrative                    11,403,476      3,536,152       26,764,154
 FAA certification costs                        756,386        217,383        1,228,878
 Training                                             0              0          225,637
 Depreciation                                    13,072          8,551          332,679
 Other                                                0              0          568,245
 Interest                                          (471)        17,913        1,050,221
   Total Costs & Expenses                    12,172,463      3,744,173       30,169,814

Loss before income taxes                    (12,172,463)    (3,744,173)     (30,169,814)

Income Taxes                                      3,087          4,364            8,599

Deficit Accumulated During
        Development Stage                 $ (12,175,550)   $(3,748,537)    $(30,178,413)

Per share amounts:
Basic:
  Loss                                           ($0.01)         ($0.01)
  Weighted Average                          476,403,471     303,326,480


See Summary of Significant Accounting Policies and Notes to
Financial Statements.


Baltia Air Lines, Inc.
Statements of Cash Flows
(A Development Stage Company)

                                                              Years
Ended              Inception to
                                                         12/31/2009
   12/31/2008      12/31/2009
Cash flows from operating activities:
Deficit Accumulated During Development Stage           $ (12,175,550)  $(3,748,537)   $(30,178,413)
Adjustments required to reconcile deficit accumulated
  during development stage to cash used in operating
  activities:
Depreciation                                                  11,923         8,551         331,530
Expenses paid by issuance of common stock                  9,697,478     2,444,649      17,014,415
(Increase) decrease in prepaid expenses                            0             0         400,301

Increase (decrease) in accounts payable & accrued expenses    85,000       (10,000)      3,251,481
   Cash flows used by operating activities:               (2,381,149)   (1,305,337)     (9,180,686)

Cash flows from investing activities:
Purchase of equipment                                      (605,094)             0        (928,218)
   Cash used in investing activities                       (605,094)             0        (928,219)

Cash flows from financing activities:
Proceeds from issuance of common stock                     3,701,900        46,450      11,104,283
Proceeds from issuance of preferred stock                          0             0           2,753
Loans from related parties                                         0             0       1,351,573
Repayment of related party loans                                   0             0        (368,890)
Principal payments on long-term debt                               0       (19,367)        (40,817)
Acquisition of treasury stock                                      0             0        (500,100)
 Cash generated by financing activities                    3,701,900        27,083      11,548,802

Change in cash                                               715,657    (1,278,254)      1,439,897
Cash-beginning of period                                     724,240     2,002,494               0
Cash-end of period                                       $ 1,439,897   $   724,240    $  1,439,897


See Summary of Significant Accounting Policies and Notes to
Financial Statements

Baltia Air Lines, Inc.
Statement of Shareholders' Equity
(A Development Stage Company)

                                       Preferred                     Common             Deficit
                                                                                        Accumulated
                                                                 Common   Additional    During
                                               Par               Stock    Paid-In       Development
                                    Shares   Value    Shares     Amount   Capital       Stage
Balance at December 31, 2005       66,500   $665    67,298,009  $6,730   $  9,293,365    (9,284,902)

Exercise of Warrants and Options                    22,000,000   2,200          9,000
Shares issued for cash                              13,550,000   1,355         98,655
Shares issued for services                          19,546,900   1,955        941,213
Options issued for services                                                   143,959
Net Loss                                                                                 (1,208,680)
Balance at December 31, 2006       66,500    665   122,394,909  12,240     10,486,192   (10,493,582)

Exercise of Warrants and Options                    58,000,000   5,800        239,700
Shares issued and issuable for cash                 60,670,637   6,067      2,450,438
Shares issued for services                          38,384,988   3,838      3,021,429
Options issued for services                                                    35,768
Net Loss                                                                                 (3,760,743)
Balance at December 31, 2007       66,500    665   279,450,534  27,945     16,233,527   (14,254,326)

Exercise of Warrants and Options                    46,000,000   4,600              0
Shares issued and issuable for cash                    816,625      82         46,368
Shares issued for services                          29,500,000   2,950        673,000
Options issued for services                                                 1,764,099
Net Loss                                                                                 (3,748,537)

Balance at December 31, 2008       66,500    665   355,767,159  35,577     18,716,994   (18,002,863)

Exercise of Warrants and Options                    32,000,000   3,200              0
Shares issued and issuable for cash                154,034,244  15,403      3,686,497
Shares issued for services                         200,778,636  20,078      9,430,413
Options issued for services                                                   243,787
Stock issued to purchase airplane                    1,000,000     100         24,900
Net Loss                                                                                (12,175,550)

Balance at December 31, 2009       66,500    665   743,580,039  74,358     32,102,590   (30,178,413)

See Summary of Significant Accounting Policies and Notes to
Financial Statements

BALTIA AIR LINES, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2009

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2009 and 2008, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements: FASB ASC 820 defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

Fair Value Hierarchy

FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company's own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

Level 1   Quoted prices in active markets that are unadjusted and
accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2   Quoted prices for identical assets and liabilities in
markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

Level 3   Prices or valuations that require inputs that are both
significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

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

Stock-Based Compensation Plans: Stock-based awards are accounted for using the fair value method in accordance with SFAS No. 123R, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

    Year  Interest Rate   Dividend Yield  Expected    Expected
                                          Volatility  Life in Years

    2008    4.4%             0.00%         150%-217%   3
    2009    4.4%             0.00%         200%        5

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

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No.
48, "Accounting for Uncertainty in Income Taxes   an interpretation
of FASB Statement No. 109, Accounting for Income Taxes" ("FIN No. 48") which was effective for the Company on January 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2006. We are not under examination by any jurisdiction for any tax year. At December 31, 2009 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements:

Recently Adopted Standards

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). SFAS 168 establishes the FASB Accounting Standards CodificationTM (the "Codification") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has evaluated this new statement and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on January 1, 2010. SFAS 165 affects disclosures only

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

Note 2 - Property and Equipment

A summary of property & equipment is as follows:

                               Estimated
                               Useful Life         2009            2008

Airplane                        5-7 years        $590,524            $0
Office equipment and other      5-7 years         154,637       115,067
Less accumulated depreciation                     (85,858)      (73,934)
                                                  --------     ---------
net                                               659,303        41,133
                                                  --------     ---------
current depreciation expense                      $11,923        $8,551


Note 3 - Stockholders' Equity

Description of Securities

Common Stock: We have been authorized 950,000,000 shares of Common Stock at $.0001 par value per share. As of December 31, 2009, a total of 743,580,039 shares of Common Stock were issued and outstanding and held by over 500 shareholders. In addition, we have granted options and warrants to issue up to approximately 133,800,000 more shares of our common stock. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting.
 Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

Recent Issuance of Unregistered Securities

2009:
              Stock Issued for Cash

We issued 154,034,244 shares of our common stock in exchange for receiving a total of $3,701,900 in cash net of offering expenses of $576,000. The shares are not registered and subject to restrictions as to transferability.

           Stock Issued for Services

We issued 200,738,636 shares of our common stock in exchange for services. The shares were valued at $9,450,000 or about $0.047 per share which reflected the weighted average market value at the time of issuance. 116,000,000 of the shares valued at approximately $5.4 million were issued to Igor Dmitrowsky our president. We also issued 1,000,000 shares valued at $25,000 as a component of the total consideration paid to acquire a Boeing 747 airplane. All such shares are not registered and are subject to restrictions as to transferability.

             Stock Issued Due to Exercise of Warrants & Options

During 2009, Mr. Dmitrowsky exercised 32,000,000 warrants to acquire a like amount of shares of Common Stock. The options were exercised at the $0.0001 strike price. The exercise price was offset against accrued compensation of $3,200.

2008:
              Stock Issued for Cash

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

             Stock Issued Due to Exercise of Warrants & Options

During 2009, holders of 32,000,000 warrants exercised their option to acquire a like amount of shares of Common Stock. The options were at $0.0001 exercise prices. The exercise price was offset against accrued compensation of $4,600.

Summary of Option Activity

The following table provides summary information on options issued by our company in unapproved equity compensation plans; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

                     All Plan & Non-Plan Compensatory Type Options


                                               Weighted
                                     Weighted  average
                                     average   remaining     Aggregate
                                     exercise  contractual   intrinsic
                           Shares    price     term (years)   value<FN1>

Options outstanding at
  December 31, 2007          61,770     $0.04
Granted                  91,562,500     $0.10
Exercised               (46,000,000)      Nil
Lapsed                   (1,840,000)    $0.00

Options outstanding at
  December 31, 2008      61,492,500     $0.02         3.9    $2,000,000
Granted                   2,776,818     $0.10
Exercised               (32,000,000)      Nil
Lapsed                   (3,290,000)    $0.00

Options outstanding at
  December 31, 2009      28,979,318     $0.04         2.7    $1,727,949
Options exercisable at
  December 31, 2009      28,979,318     $0.04         2.7    $1,727,949

<FN1> Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price.

The following table summarizes the status of the Company's aggregate warrants as of December 31, 2009:

                            Options Outstanding        Options Exercisable
                                         Weighted
                              Weighted   average                 Weighted
Range of                      average    remaining               average
 exercise                     exercise   life in                 exercise
 prices          Shares       price      months      Shares       price
$ 0.01-$ 0.05    22,972,500    $ 0.02     25.3      22,972,500    $ 0.02
$ 0.06-$ .25      6,006,818    $ 0.12     57.5       6,006,818    $ 0.12
                -----------                        -----------
Total Shares     28,979,318                         28,979,318



Note 4 - Income Taxes

The Company has approximately $ 9.6 million in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2030. The Company has adopted SFAS 109 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $3.8 million.

Utilization of federal and state NOL and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Note 5 - Commitments and Contingencies

Facilities: The Company leases office space for its administrative offices, under three month to month agreements, at a combined monthly rental of approximately $9,500. In 2009 and 2008 expense was $131,895 and $76,405 respectively.

Note 6 - Supplementary Cash Flow Disclosure:

                                          2009           2008
Fair Value of equity instruments
issued as partial plane payment to
acquire a Boeing 747-200 airplane         $ 25,000       $ 0


Note 7 - Management's Plan of Operation

We believe we currently have sufficient capital to commence revenue flight operations and to maintain our current level of operations. During 2009 and into 2010, we continued to finance our operations through the issuance of our common stock and the continued exercise of warrants. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $180,000-$200,000. Based on current reserves we have sufficient capital to support our development stage operations through the most of 2010.

In 2009, we raised $3.9 mm in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

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

F-16

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: 04-12-2010

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                TITLE                                DATE

/s/ Igor Dmitrowsky           Chairman, CEO and CFO
April 12, 2010
Igor Dmitrowsky              (Principal Executive Officer
                              and Principal Accounting Officer)

/s/ Walter Kaplinsky          Secretary and Director
April 12, 2010
Walter Kaplinsky

/s/ Andris Rukmanis           V.P. Europe and Director
April 12, 2010
Andris Rukmanis

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures,as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 12, 2010

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 12, 2010

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)