Form 10-Q
period 2010-03-31
BALTIA AIR LINES INC
filed 2010-05-20
CIK 869187

1                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

  Check whether the issuer (1) filed all reports required to be filed by
  Section 13, or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. No [ ] Yes [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

[   ] Large accelerated filer
[   ] Accelerated filer
[   ] Non-accelerated filer (do not check if smaller reporting company)
[ X ] Smaller reporting company


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes [   ]    No [ X ]

Number of shares of the registrant's common stock outstanding as of May 19, 2010: 854,122,344 shares of Common Stock


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           3/31/2010           12/31/2009

                                       (Unaudited)
  Current Assets
     Cash                              $    784,857         $ 1,439,897
     Prepaid Expenses                        47,433                   0
      Total Current Assets                  832,290           1,439,897

 Property and Equipment
      Equipment                             745,161             745,161
      Less Accumulated Depreciation         (89,358)            (85,858)
  Net Property and Equipment                655,803             659,303

 Other Assets
      Security Deposit Airplane Engines     240,000                   0


     TOTAL ASSETS                       $ 1,728,093         $ 2,099,200


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $    100,000   $         100,000
    Current portion of long-term debt             0                   0
     Total current liabilities              100,000             100,000

  Long-term debt                                  0                   0

  Equity
  Preferred Stock                               665                 665
  Common Stock                               83,770              74,358

     Paid-in-Capital                     38,892,049          32,102,590
     Deficit Accumulated During
      Development Stage                 (37,348,391)        (30,178,413)
     Total Equity                         1,628,093           1,999,200
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $    1,728,093    $      2,099,200

  See notes to unaudited interim financial statements.


                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                                     Three Months Ended  August 24, 1989
                                        March 31,        (Inception) to
                                 2010        2009        March 31, 2010
                             (Unaudited)  (Unaudited)      (Unaudited)

   Revenues                           0             0               0

   Costs & Expenses

   General and
      Administrative        $ 6,775,278   $ 1,740,520     $ 33,539,432
   FAA Certification            390,100       176,538        1,618,978
   Training Expense                   0             0          225,637
   Depreciation                   3,500         2,000          336,179
   Other                              0             0          568,245
   Interest                           0          (450)       1,050,221
      Total expenses          7,168,878     1,918,608       37,338,692
   Loss before income taxes  (7,168,878)   (1,918,608)     (37,338,692)

   Income Taxes                   1,100         1,030            9,699

   Deficit Accumulated During
      Development Stage:    $(7,169,978)  $(1,919,638)   $ (37,348,391)
   Per share amounts:
   Loss                             Nil           Nil
   Weighted Average Shares
      Outstanding           790,640,603   369,767,715

   See notes to unaudited interim financial statements.



                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Three Months Ended          Aug 24, 1989
                                              March 31,           (inception) to
                                         2010           2009       March 31, 2010

                                     (Unaudited)    (Unaudited)     (Unaudited)
 Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage              $(7,169,978) $(1,919,637)  $(37,348,392)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                               3,500        2,000        335,030
   Expenses paid by issuance of
        common stock                      5,948,387    1,293,600     22,962,803
   (Increase) decrease in prepaid
        expenses                            (47,433)           0        352,868
   Change in payables & accrued expenses          0            0      3,251,481
     Cash used by operating activities:  (1,265,524)    (624,037)   (10,446,210)

 Cash flows from investing activities:
   Purchase of Equipment                          0      (37,679)      (928,219)

   Security Deposits                       (240,000)           0       (240,000)
     Cash used in investing activities:    (240,000)     (37,679)    (1,168,219)

 Cash flows from financing activities:
   Issuance of Common Stock                 850,484      230,000     11,954,767
   Issuance of Preferred Stock                    0            0          2,753
   Loans from related parties                     0            0      1,351,573
   Repayment of related party loans               0            0       (368,890)
   Principal payments on long-term debt           0            0        (40,817)
   Acquisition of Treasury Stock                  0            0       (500,100)
     Cash generated by financing:           850,484      230,000     12,399,286
   Change in cash                          (655,040)    (431,716)       784,857
   Cash-beginning of period               1,439,897      724,240              0
     Cash -end of period                 $  784,857   $  292,524    $   784,857

   See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Unaudited Statement of Shareholders' Equity
(A Development Stage Company)

                                           Preferred                      Common                Deficit
                                                                                              Accumulated
                                                                      Common  Additional         During
                                                Par                   Stock     Paid-In        Development
                                      Shares   Value       Shares     Amount    Capital          Stage
Balance at December 31, 2009          66,500     665   743,580,039    74,358    32,102,591     (30,178,413)

Shares issued for cash                                  19,773,877     1,977       848,507
Shares issued for services                              74,347,250     7,435     5,940,953
Net Loss                                                                                        (7,169,978)
Balance at March 31, 2010             66,500     665   837,701,166    83,770    38,892,050     (37,348,391)

See notes to unaudited interim financial statements.


NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2010

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2009 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.
In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services

During the three months ended March 31, 2010, we issued 74,347,250 shares of our common stock in exchange for services. The shares were valued at $5,948,000 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the three months ended March 31, 2009, we issued 19,850,000 shares of our common stock in exchange for services. The shares were valued at $ 689,200 or about $0.03 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

During the three months ended March 31, 2010, we issued 19.8 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 850,000 or about $0.043 weighted average per share. The options were exercised at par value.

During the three months ended March 31, 2009, we issued 4.8 million and 44 million shares of our common stock in exchange for cash and for the exercise of options by Igor Dmitrowsky (our President), respectively. The shares sold for cash were subscribed at $230,000 or about $0.048 weighted average per share. The options were exercised at par value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe", "expect", "should", "intend", "may", "anticipate", "likely", "contingent", "could", "may", or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our service, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

OVERVIEW

Baltia Air Lines, Inc. (the "Company" or "Baltia" or "Baltia Air Lines") is the only Part 121 (heavy jet operator) start-up airline in the United States today that has received Government fitness approval. A New York State domestic corporation, Baltia is currently conducting the FAA Air Carrier Certification which is required to commence operations.

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

On March 20, 2009 the DOT awarded Baltia Air Lines its initial frequencies for flights from JFK to St. Petersburg

On March 25, 2009 the United States Government formally notified the Government of the Russian Federation that Baltia Air Lines has been designated for service on the JFK - St. Petersburg route.

In July IATA issued the two-letter Code to Baltia.

On August 18, 2009, the Pulkovo Airport Authority affirmed arrival and departure times at Purlkovo Airport.

On August 18, 2009, the Company executed the Aircraft Purchase Agreement for the purchase of its first Boeing 747 aircraft.

On November 15, 2009, the Company paid the remaining balance due pursuant to the Aircraft Purchase Agreement, and now owns the aircraft. The ownership title has been registered with the FAA in Oklahoma City. The aircraft was purchased without engines. In conjunction with the purchase, the seller agreed to lease to the Company engines on a power-by-the-hour basis.

In the first quarter 2010, Baltia entered into an engine leasing agreement with Logistic Air, Inc. The engines have been delivered and installed.

Baltia currently carries $250,000,000 aircraft liability insurance.

In the first quarter of 2010, Baltia entered into a line maintenance agreement with Evergreen at JFK.

In the first quarter of 2010, Baltia leased its station facilities from Pulkovo Airport, entered into a fuelling agreement with SOVEX (the exclusive fueling company at Pulkovo Airport), entered into agreement with Pulkovo Caro facility and customs for cargo processing, and entered into a ground servicing agreement with Pulkovo Airport.

In April 2010, Baltia received additional space at JFK, Terminal 4.

Baltia is currently engaged in the FAA Air Carrier Certification process under Part 121.

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

Because of the increased reliability and comfort of a non-stop flight, Baltia expects to capture a portion of the existing traffic. Further, US government traffic is required by law ("Fly America Act") to fly on a US Flag carrier when service is available.

With the Boeing 747 true wide-body aircraft, Baltia intends to provide cargo service from JFK to St. Petersburg, offering containers, pallets, and block space arrangements. Baltia expects to carry contract cargo for express shippers. Baltia also plans to market its own "Baltia Courier", "Baltia Express", and "Baltia Priority" express service for letters and packages. Baltia also expects revenues from diplomatic mail and cargo, under the Fly America Act.

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

During the past two years, Baltia has also been preparing standards for service. The care taken in establishing high standards has implications beyond the launching of the JFK-St. Petersburg flight. Baltia plans to build operating modules and apply that know-how to develop new markets. Once established, Baltia plans to duplicate its JFK-St. Petersburg standards on flights on other transatlantic routes. By the end of year one, Baltia plans to introduce three additional aircraft.

Additional revenues from charter flying.

In conjunction with its Part 121 air carrier certification ("Part 121", referring to a FAA regulation, an industry acronym used to describe
US heavy jet aircraft airline operations) for scheduled service, Baltia intends to seek certification for world wide charter service. Following certification, Baltia plans to utilize aircraft time available between scheduled service, to earn additional revenues from charters. We are also considering qualifying our aircraft for military contracts.

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

As of March 31, 2010, Baltia had nineteen full-time employees and fifteen part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.

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

As of March 31, 2010, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended March 31, 2010 was $0 (also none during the three-month period ended March 31, 2009).

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2010 and 2009 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $5,034,758 to $6,775,278 in the three months ended March 31, 2010 as compared to $1,740,520 in the three months ended March 31, 2009. This increase is mainly the result of activity in preparing for air carrier certification and commencement of operations.

Primarily as a result of the foregoing, we incurred a net loss of $7,168,878 in the three months ended March 31, 2010 as compared to a net loss of $1,918,608 in the three months ended March 31, 2009.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. Management believes that the Company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2010, our working capital was $732,290 and our stockholders' equity was $1,628,093 compared to working capital of $277,523 at March 31, 2009 and stockholders' equity of $354,335 at March 31, 2009. We had unrestricted cash balance of $784,857 at March 31, 2010, as compared to $292,523 at March 31, 2009.

Our operating activities utilized $1,265,524 in cash during the three months ended March 31, 2010, an increase of $641,487 from the $624,037 in cash utilized during the three months ended March 31, 2009.

Our financing activities, from issuance of common stock, provided $850,484 and $230,000 in cash during the three months ended March 31, 2010 and 2009, respectively.

As a result of the foregoing, our unrestricted cash increased by $492,334 to $784,857 at March 31, 2010, as compared to $292,523 at March 31, 2009.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

    None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2010, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2010 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

   None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010 we issued 74,347,250 shares of our common stock in exchange for services. The shares were valued at $ 5,948,000 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

During the three months ended March 31, 2010 we issued 19.8 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 850,000 or about $0.043 weighted average per share.

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

Item 4.     Reserved

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

DATED THIS 19th DAY OF MAY 2010

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

Date: May 19, 2010

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 19, 2010

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
 (principal accounting officer)