Form 10-Q
period 2009-12-31
BALTIA AIR LINES INC
filed 2010-08-20
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

[   ] Large accelerated filer
[   ] Accelerated filer
[   ] Non-accelerated filer (do not check if smaller reporting company)
[ X ] Smaller reporting company


Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

Number of shares of the registrant's common stock outstanding as of August 19, 2010: 882,252,084 shares of Common Stock


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                           6/30/2010           12/31/2009
                                         (Unaudited)
  Current Assets
    Cash                              $     513,478        $  1,439,897
     Prepaid Expenses                        31,617                   0
      Total Current Assets                  545,095           1,439,897

 Property and Equipment
      Equipment                             755,344             745,161
      Less Accumulated Depreciation         (89,358)            (85,858)
  Net Property and Equipment                665,986             659,303

 Other Assets
      Security Deposit Airplane Engines     240,000                   0


     TOTAL ASSETS                       $ 1,451,080         $ 2,099,200


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $    100,000   $         100,000
    Current portion of long-term debt             0                   0
     Total current liabilities              100,000             100,000

  Long-term debt                                  0                   0

  Equity
  Preferred Stock                               665                 665
  Common Stock                               88,245              74,358

     Paid-in-Capital                     42,273,674          32,102,590
     Deficit Accumulated During
      Development Stage                 (41,011,504)        (30,178,413)
     Total Equity                         1,351,080           1,999,200
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $    1,451,080    $      2,099,200

  See notes to unaudited interim financial statements.


                                      STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                        Three Months Ended    Six Months Ended     August24, 1989
                             June 30,             June 30,        (Inception) to
                        2010       2009        2010       2009      June 30, 2010
                    (Unaudited) (Unaudited) (Unaudited) (Unaudited) (Unaudited)

   Revenues           $       0          0           0          0            0

   Costs & Expenses

   General and
      Administrative  3,632,954  1,086,016  10,408,232  2,826,536   37,172,386
   FAA Certification     30,609    176,550     420,709    353,088    1,649,587
   Training Expense           0          0           0          0      225,637
   Depreciation               0          0       3,500      2,000      336,179
   Other                      0          0           0          0      568,245
   Interest                 (45)      (200)        (45)      (650)   1,050,176
      Total expenses  3,663,518  1,262,366  10,832,396  3,180,974   41,002,210
   Loss before

      income taxes   (3,663,518)(1,262,366)(10,832,396)(3,180,974) (41,002,210)

   Income Taxes            (405)         0         695      1,030        9,294

   Deficit
     Accumulated
     During
     Development
     Stage:          (3,663,113)(1,262,366)(10,833,091)(3,182,004) (41,011,504)
   Per share amounts:
   Loss                     Nil       Nil        (0.01)        Nil
   Weighted Average
     Shares
     Outstanding    852,727,022 431,929,961 825,154,041 401,120,004

   See notes to unaudited interim financial statements.



                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                         Six Months Ended          Aug 24,1989
                                              June 30,           (inception) to
                                         2010           2009       June 30, 2010

                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage           $(10,833,091) $(3,182,004)  $(41,011,505)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                             3,500        2,000        335,030
   Expenses paid by issuance of
        common stock                    8,551,650    1,875,555     25,566,066
   (Increase) decrease in prepaid
        expenses                          (31,617)           0        368,684
   Change in payables & accrued expenses        0            0      3,251,481
     Cash used by operating activities:(2,309,558)  (1,304,449)   (11,490,244)

   Cash flows from investing activities:
   Purchase of Equipment                  (10,183)     (37,679)      (938,402)
   Security Deposits                     (240,000)           0       (240,000)
     Cash used in investing activities:  (250,183)     (37,679)    (1,178,402)

   Cash flows from financing activities:
   Issuance of Common Stock             1,633,321      723,300     12,737,604
   Issuance of Preferred Stock                  0            0          2,753
   Loans from related parties                   0            0      1,351,573
   Repayment of related party loans             0            0       (368,890)
   Principal payments on long-term debt         0            0        (40,817)
   Acquisition of Treasury Stock                0            0       (500,100)
     Cash generated by financing:       1,633,321      723,300     13,182,123
   Change in cash                        (926,420)    (618,828)       513,477
   Cash-beginning of period             1,439,897      724,240              0
     Cash -end of period               $  513,477   $  105,412    $   513,477

   See notes to unaudited interim financial statements.



Baltia Air Lines, Inc.
Unaudited Statement of Shareholders' Equity
(A Development Stage Company)

                                           Preferred                      Common                     Deficit
                                                                                                  Accumulated
                                                                        Common  Additional           During
                                                 Par                    Stock     Paid-In          Development
                                      Shares   Value        Shares      Amount    Capital             Stage
Balance at December 31, 2009          66,500     665        743,580,039    74,358    32,102,591     (30,178,413)

Shares issued for cash                                       31,987,339     3,199     1,630,022
Shares issued for services                                  106,884,706    10,688     8,540,961
Net Loss                                                                                             (9,773,241)
Balance at June 30, 2010              66,500     665        882,452,084    88,245    42,273,574     (39,951,654)



See notes to unaudited interim financial statements.

NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2010

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2009 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.
The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.
In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month periods ended June 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services

During the six months ended June 30, 2010 we issued 106,885,000 shares of our common stock in exchange for services. The shares were valued at $8,550,000 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

During the six months ended June 30, 2009 we issued 37,395,000 shares of our common stock in exchange for services. The shares were valued at $1,270,000 or about $0.034 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

During the six months ended June 30, 2010 we issued 31.9 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 1,633,000 or about $0.05 weighted average per share.
In 2009, we issued 16,385,000 shares of our common stock in exchange for cash. The shares were subscribed at $ 723,000 or about $0.05 weighted average per share. We also issued 48,000,000 in exchange for the exercise of options by Igor Dmitrowsky (our President), The shares were issued pursuant to our private placement offering, are not registered and are subject to restrictions as to transferability

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On August 18, 2009, the Pulkovo Airport Authority affirmed arrival and departure times at Pulkovo Airport.

On August 18, 2009, the Company executed the Aircraft Purchase Agreement for the purchase of its first Boeing 747 aircraft.

On November 15, 2009, the company paid the remaining balance and it now owns the aircraft. The aircraft was purchased without engines. In conjunction with the purchase, the seller is leasing to the company engines on a power by the hour basis. Baltia has taken delivery of the aircraft and registered the ownership title with the FAA in Oklahoma City.

In the first quarter of 2010, the Company entered into engine leasing agreement with Logistic Air, Inc. The engines have been delivered and installed.

Baltia currently carries $500,000,000 aircraft liability insurance.

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

On June 4, Baltia filed its application with the DOT for JFK-SVO service.

On August 2, Baltia's B747 aircraft arrived at Malaysian Airlines maintenance facility for maintenance.

Baltia is currently conducting the FAA Air Carrier Certification process under Part 121.

Upon completion of the Air Carrier Certification, Baltia intends to commence scheduled non-stop service from its Base of Operations at Terminal 4, JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg and, if approved, non-stop service from JFK to Sheremetevo Int'l Airport of Moscow.

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

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swissair also provide service. However, foreign carriers are required to have intermediate stops at transit airports in their respective countries (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.) because they are "third nation" airlines and as such cannot fly directly between the US and Russia (only a US airline as well as a reciprocating Russian airline is eligible to fly nonstop). Delta and Aeroflot currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia can apply between New York and Russia.

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

With the Boeing 747 true wide-body aircraft, Baltia intends to provide cargo service from JFK to St. Petersburg and Moscow, offering containers, pallets, and block space arrangements. Baltia expects to carry contract cargo for express shippers. Baltia also plans to market its own "Baltia Courier", "Baltia Express", and "Baltia Priority" express service for letters and packages. Baltia also expects revenues from diplomatic mail and cargo, under the Fly America Act.

Baltia has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg, and is preparing similar arrangements in Moscow. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

Baltia intends to start the JFK-St. Petersburg service and JFK-Moscow service with one round-trip flight per week, then increase the frequency to three round trips, and then to five round trips.

By starting with one roundtrip flight per week for the first four weeks, Baltia not only accelerates and simplifies its FAA Certification, but expects to save itself the additional time it would incur to make needed improvements and corrections. Starting with a light schedule, any inefficiencies of a given flight may be corrected for the next flight. Baltia management believes that in the initial four weeks, the Company will attain high operating efficiencies and service standards. These standards may be further refined during the following months when Baltia plans to increase service to three round-trips per week. Following that, Baltia plans to increase service to five round trips per week, and then subsequently to daily round trip flights as additional aircraft are brought into service. The transitional schedule allows Baltia to train additional pilots, flight attendants, and support staff with a continuous training program. It also allows the Baltia marketing program to take effect through its various segments.

During the past two years, Baltia has been preparing standards for service. The care taken in establishing high standards has implications beyond the launching of the JFK-St. Petersburg flight. Baltia plans to build operating modules and apply that know-how to develop new markets. Once established, Baltia plans to duplicate its JFK-St. Petersburg and JFK-Moscow standards on flights on other transatlantic routes. By the end of year one, Baltia plans to introduce three additional aircraft.

Additional revenues from charter flying.

In conjunction with its Part 121 air carrier certification ("Part 121"), (referring to a Federal Aviation Regulations' number, is an industry acronym used to describe a US airline operating heavy jet aircraft) for scheduled service, Baltia will have certification for world wide charter service. Baltia plans to utilize aircraft time available between scheduled service, to earn additional revenues from charters. We are also considering qualifying our aircraft for military contracts.

In order to start revenue flight operations, the Company has to complete FAA Air Carrier Certification. During the past two years the Company has been preparing for air carrier certification. The Company's staff has prior experience with the certification and is familiar with the latest System Safety & Certification Process procedures (CPD 8.0), and the Air Transportation Oversight System (ATOS) requirements. Certification is scheduled for completion by year's end 2010.

The Company will carry airline liability insurance as required for a US airline by DOT regulation.

As of June 30, 2010, Baltia had nineteen full-time employees and fifteen part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared inaccordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually re-evaluated based upon available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgment and estimates are used include, but are not limited to valuation of long-lived assets and deferred income taxes.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the six months ended June 30, 2010 and 2009, the Company's recognized (2005 on a pro forma basis) no compensation expense related to stock option grants.

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

As of June 30, 2010, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the six-month period ended June 30, 2010 was $0 (also none during the six-month period ended June 30, 2009).

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition,classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

RESULTS OF OPERATIONS

We had no revenues during the six months ended June 30, 2010 and 2009 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $2,546,938 to $3,632,954 in the three months ended June 30, 2010 as compared to $1,086,016 in the three months ended June 30, 2009. This increase is mainly the result of activity in preparing for air carrier certification and commencement of operations.

Primarily as a result of the foregoing, we incurred a net loss of $3,663,518 in the three months ended June 30, 2010 as compared to a net loss of $1,262,366 in the three months ended June 30, 2009.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon our commencing flight operations. The management believes that the company will obtain FAA certification and that it has the necessary funding to commence revenue flight operations. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2010, our working capital was $445,095 and our stockholders' equity was $1,351,080. By comparison,our working capital increased from $90,412 at June 30, 2009 and our stockholders' equity increased from $167,224 at June 30, 2009. We had unrestricted cash balance of $513,478 at June 30, 2010, as compared to $105,412 at June 30, 2009.

Our operating activities utilized $2,309,558 in cash during the six months ended June 30, 2010, an increase of $1,005,109 from the $1,304,449 in cash utilized during the six months ended June 30, 2009.

Our financing activities, from issuance of common stock, provided $1,633,321 and $723,300 in cash during the six months ended June 30, 2010 and 2009, respectively.

As a result of the foregoing, our unrestricted cash increased by $408,065 to $513,478 at June 30, 2010, as compared to $105,412 at June 30, 2009.

We had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2010, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2010 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2010 we issued 106,885,000 shares of our common stock in exchange for services. The shares were valued at $8,550,000 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability. During the six months ended June 30, 2010 we issued 31.9 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 1,633,000 or about $0.05 weighted average per share.

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

DATED THIS 19th DAY OF AUGUST 2010

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

Date: August 19, 2010

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: August 19, 2010

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)