Form 10-Q
period 2010-09-30
BALTIA AIR LINES INC
filed 2010-11-12
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Number of shares of the registrant's common stock outstanding as of November 12, 2010: 1,002,088,959 shares of Common Stock


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                         BALTIA AIR LINES, INC.
                           BALANCE SHEETS
                 (A Development Stage Company)

ASSETS
                                          9/30/2010          12/31/2009
                                         (Unaudited)
  Current Assets
     Cash                              $     30,728         $ 1,439,897
     Prepaid Expenses                        15,809                   0
         Total Current Assets                46,537           1,439,897



Property and Equipment
      Equipment                           1,903,916             745,161
      Accumulated Depreciation              (90,358)            (85,858)
  Net Property and Equipment              1,813,558             659,303

 Other Assets
        Security Deposit
              on Aircraft Engines           240,000                   0

     TOTAL ASSETS                       $ 2,100,095         $ 2,099,200


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $    100,000       $     100,000
    Current portion of long-term debt             0                   0
     Total current liabilities              100,000             100,000

  Long-term debt                                  0                   0

  Equity
  Preferred Stock                               665                 665
  Common Stock                              100,209              74,358

     Paid-in-Capital                     47,069,735          32,102,590
     Deficit Accumulated During
      Development Stage                 (45,170,514)        (30,178,413)
     Total Equity                         2,000,095           1,999,200
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY           $    2,100,095       $   2,099,200


  See notes to unaudited interim financial statements.


                                        STATEMENT OF OPERATIONS
                                    (A Development Stage Company)

                                    Three Months Ended      Nine Months Ended     August 24, 1989
                                         Sep 30,               Sep 30,               (Inception) to
                                    2010       2009          2010         2009      Sep 30, 2010
                                (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)  (Unaudited)

   Revenues                  $            0            0             0             0            0

   Costs & Expenses

   General and
      Administrative              3,923,593      727,876    14,331,825     3,554,412    41,095,979
   FAA Certification                232,940      203,839       635,649       556,927     1,882,527
   Training Expense                       0            0             0             0       225,637
   Depreciation                       1,000        5,500         4,500         7,500       337,179
   Other                                  0            0             0             0       568,245
   Interest                              (1)         188           (46)         (462)    1,050,175
      Total expenses              4,157,532      937,403    14,989,928     4,118,377    45,159,742
   Loss before income taxes      (4,157,532)    (937,403)  (14,989,928)   (4,118,377)  (45,159,742)

   Income Taxes                       1,478        1,902         2,173         2,932        10,772

   Deficit Accumulated During
   Development Stage:            (4,159,010)    (939,305)  (14,992,101)   (4,121,308)  (45,170,514)
   Per share amounts:
   Loss                                 Nil          Nil         (0.02)          Nil
   Weighted Average Shares
     Outstanding                942,270,522   463,799,116   864,621,866  423,951,099

  See notes to unaudited interim financial statements.


                               STATEMENT OF CASH FLOWS
                            (A Development Stage Company)

                                               Nine Months Ended          Aug 24, 1989
                                                    Sep 30,            (inception) to
                                               2010           2009       Sep 30, 2010
                                           (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage                 $(14,992,101) $(4,121,309) $ (45,170,515)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                                   4,500        7,000        336,030
   Expenses paid by issuance of
        common stock and options             11,461,769    2,373,085     28,476,185
   (Increase) decrease in prepaid
        expenses                                (15,809)           0        384,492
   Change in payables & accrued expenses              0       93,912      3,251,481
     Cash used by operating activities:      (3,541,641)  (1,646,812)   (12,722,327)

   Cash flows from investing activities:
   Purchase of Equipment                     (1,158,755)     (90,728)    (2,086,974)
   Security Deposits                           (240,000)           0       (240,000)
     Cash used in investing activities:      (1,398,755)     (90,728)    (2,326,974)

   Cash flows from financing activities:
   Issuance of Common Stock                   3,531,227    1,033,300     14,635,510
   Issuance of Preferred Stock                        0            0          2,753
   Loans from related parties                         0            0      1,351,573
   Repayment of related party loans                   0            0       (368,890)
   Principal payments on long-term debt               0            0        (40,817)
   Acquisition of Treasury Stock                      0            0       (500,100)
     Cash generated by financing:             3,531,227    1,033,300     15,080,029
   Change in cash                            (1,409,169)    (704,240)        30,728
   Cash-beginning of period                   1,439,897      724,240              0
     Cash-end of period                      $   30,728  $    20,000   $     30,728

   See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Unaudited Statement of Shareholders' Equity
(A Development Stage Company)

                                           Preferred                     Common                 Deficit
                                                                                               Accumulated
                                                                         Common  Additional      During
                                                Par                      Stock     Paid-In     Development
                                      Shares   Value        Shares       Amount    Capital        Stage
Balance at December 31, 2009          66,500  $ 665      743,580,039  $  74,358  $ 32,102,591   $ (30,178,413)

Stock issued for cash                                     89,595,714      8,960     3,522,267
Stock issued for services                                168,913,206     16,891    11,444,878
Options issued for services
Net Loss                                                                                          (14,992,101)
Balance at September 30, 2010         66,500  $ 665    1,002,088,959  $ 100,208  $ 47,069,736   $ (45,170,514)

See notes to unaudited interim financial statements.

NOTES TO FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2010 and 2009. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services

During the nine months ended September 30, 2010 we issued 168,913,206 shares of our common stock in exchange for services. The shares were valued at $ 11,461,769 or about $0.068 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

Stock Issued for Cash

During the nine months ended September 30, 2010 we issued 89.6 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 3.5 million or about $0.039 weighted average per share.

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

In July 2009 IATA issued the two-letter Code.

In July 2009 the FAA arranged for arrival and departure times at JFK Airport.

On August 18, 2009, the Pulkovo Airport Authority affirmed arrival and departure times at Purlkovo Airport.

On August 18, 2009, the Company executed the Aircraft Purchase Agreement for the purchase of its first Boeing 747 aircraft.

On November 15, 2009, the Company paid the remaining balance and it now owns the aircraft. The aircraft was purchased without engines. In conjunction with the purchase, the seller is leasing to the Company engines on a power by the hour basis. Baltia took delivery of the aircraft and has registered the ownership title with the FAA in Oklahoma City.

In the first quarter of 2010, we entered into engine leasing agreement with Logistic Air, Inc. The engines have been delivered and installed.

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

Baltia Air Line's operations are based at Terminal 4, JFK. We have made key operating arrangements at JFK and other service arrangements are in the process of being made. Baltia staff is now auditing air carrier manual system for SAI (Safety Attribute) compliance as part of the manual review process. Baltia's personnel meet regulatory requirements and have recent certification experience.

Baltia intends to provide full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks are subject to registration.

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swissair also provide service. However, foreign carriers are required to have intermediate stops at transit airports in their respective countries (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.) because they are "third nation" airlines and, as such, cannot fly directly between the US and Russia (only a US airline as well as a reciprocating Russian airline is eligible to fly nonstop). Delta, Aeroflot, and Transaero currently operate between JFK and Moscow.

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

Baltia intends to provide First, Business, and Voyager Class accommodations. Baltia's passenger market strategy is tailored to particular preferences of the various segments of its customer base, with marketing attention particularly focused on American business travelers and tour agencies with interests in Russia who require high quality, non-stop service from the US to Russia.

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

As of September 30, 2010, Baltia had nineteen full-time employees and fifteen part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.

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

The Company adopted SFAS 123(R) using the "modified prospective" method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the nine months ended September 30, 2010 and 2009, the Company recognized (2005 on a pro forma basis) no compensation expense related to stock option grants.

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

As of September 30, 2010, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the nine-month period ended September
30, 2010 was $0 (also none during the nine-month period ended September
30, 2009).

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

RESULTS OF OPERATIONS

We had no revenues during the three months ended September 30, 2010 and 2009 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $3,195,717 to $3,923,593 in the three months ended September 30, 2010 as compared to $727,876 in the three months ended September 30, 2009. This increase is mainly the result of activity of air carrier certification and preparations for the commencement of operations.

Primarily as a result of the foregoing, we incurred a net loss of $4,157,532 in the three months ended September 30, 2010 as compared to a net loss of $937,403 in the three months ended September 30, 2009.

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


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2010, our working capital deficit was $53,463 and our stockholders' equity was $2,000,095. As compared to September 30, 2010, our working capital deficit was reduced from $108,913 at September 30, 2009 and our stockholders' equity increased from $60,449 at September 30, 2009. We had unrestricted cash balance of $30,728 at September 30, 2010, as compared to $513,478 at September 30, 2009.


Our operating activities utilized $14,992,101 in cash during the nine months ended September 30, 2010, an increase of $10,870,793 from the $4,121,308 in cash utilized during the nine months ended September 30, 2009.

Our financing activities, from issuance of common stock, provided $3,531,227 and $1,033,300 in cash during the nine months ended September 30, 2010 and 2009, respectively.

Except for the purchase of our first Boeing 747 aircraft on August 18, 2009 and subsequent maintenance and upgrades, as well as planning for additional aircraft, we had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2010.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2010, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2010 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange
Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2010 we issued 168,913,206 shares of our common stock in exchange for services. The shares were valued at $ 11,461,769 or about $0.068 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the nine months ended September 30, 2010 we issued 89.6 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 3.5 million or about $0.039 weighted average per share.

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

Item 4.     Reserved.

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

DATED THIS 12th DAY OF NOVEMBER 2010

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

Date: November 12, 2010


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: November 12, 2010

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)