Form 10-K/A
period 2009-12-31
BALTIA AIR LINES INC
filed 2011-04-06
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-K/A

    Mark One

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to

               Commission File Number: 001-14519

               Date of Report:    April 5, 2011

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

Item 8.  Financial Statements and Supplementary Data.

None. The full text of our financial statements as of December 31, 2009 and 2008 and for the fiscal years ended December 31, 2009, 2008 and 2007, and for the period from August 29, 1989 (inception) to December 31, 2009 begins on page F-1 of the Annual Report on Form 10-K. The statements for 2009 are not presently audited as required, and are being re-audited by a new accounting firm as discussed below. We have included the 2008 audit report as filed in 2009 for fiscal year 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosures

We have changed our accountants because our previous registered accountant has experience in airline accounting and plans to assist our company in setting up accounting system for airline operations. Our previous independent registered accounting firm was Patrick Rodgers, CPA, PA. Due to an error of interpretation of the applicable rules of Regulation S-X, the registered accounting firm that prepared our original 2009 audit filed with our 2009 10-K, Michael Cronin, CPA, PA, cannot be considered independent, and accordingly, we are in the process of reauditing the 2009 financial statements. The new independent accountant, Mr. Ronald Chadwick has been engaged to perform this audit. The Registrant has no disagreements with any of the engaged accounting firms.

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

3.4  DOT NOTICE of US-Russia frequency allocation to Baltia Air
Lines (Docket DOT-OST-2009-0070), issued on March 20, 2009.

31.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

Baltia Air Lines, Inc.
(A Development Stage Company)
Financial Statements
For the Years Ended December 31, 2009 and 2008

                      Table of Contents

                                                                    Page(s)

Report of Independent Registered Accounting firm:                    F-1
  Year Ending December 31, 2009 (Removed)

Report of Independent Registered Accounting firm:                    F-1
  Year Ending December 31, 2008

Balance Sheets as of December 31, 2009 and 2008                      F-2

Statements of Operations for the years ended December 31, 2009       F-3
 and 2008, and the period August 29, 1989 (inception) to December 31, 2009

Statements of Cash Flows for the years ended December 31, 2009       F-4
 and 2008, and the period August 29, 1989 (inception) to December 31, 2009

Statement of Stockholders' Equity for the years ended December       F-5
 31, 2009, 2008, and 2007

Notes to Financial Statements                                 F-6 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Year Endng December 31, 2009

(Report Removed - See Items 8 and 9 of Part II above)

----------

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Year Ending December 31, 2008

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

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
April 13, 2009

Baltia Air Lines, Inc.
Balance Sheets
(A Development Stage Company)

                                               12/31/2009      12/31/2008
                                              (Not Audited)
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

See Summary of Significant Accounting Policies and Notes to Financial
Statements.



Baltia Air Lines, Inc.
Statements of Operations
(A Development Stage Company)
                                                   Years Ended           Inception to
                                            12/31/2009    12/31/2008       12/31/2009
                                          (Not Audited)                  (Not Audited)

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


See Summary of Significant Accounting Policies and Notes to
Financial Statements.


Baltia Air Lines, Inc.
Statements of Cash Flows
(A Development Stage Company)

                                                              Years  Ended             Inception to
                                                         12/31/2009   12/31/2008       12/31/2009
                                                        (Not Audited)                  (Not Audited)

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


See Summary of Significant Accounting Policies and Notes to
Financial Statements

Baltia Air Lines, Inc.
Statement of Shareholders' Equity
(A Development Stage Company)

                                       Preferred                     Common             Deficit
                                                                                        Accumulated
                                                                 Common   Additional    During
                                               Par               Stock    Paid-In       Development
                                    Shares   Value    Shares     Amount   Capital       Stage
Balance at December 31, 2005       66,500   $665    67,298,009  $6,730   $  9,293,365    (9,284,902)

Exercise of Warrants and Options                    22,000,000   2,200          9,000
Shares issued for cash                              13,550,000   1,355         98,655
Shares issued for services                          19,546,900   1,955        941,213
Options issued for services                                                   143,959
Net Loss                                                                                 (1,208,680)
Balance at December 31, 2006       66,500    665   122,394,909  12,240     10,486,192   (10,493,582)

Exercise of Warrants and Options                    58,000,000   5,800        239,700
Shares issued and issuable for cash                 60,670,637   6,067      2,450,438
Shares issued for services                          38,384,988   3,838      3,021,429
Options issued for services                                                    35,768
Net Loss                                                                                 (3,760,743)
Balance at December 31, 2007       66,500    665   279,450,534  27,945     16,233,527   (14,254,326)

Exercise of Warrants and Options                    46,000,000   4,600              0
Shares issued and issuable for cash                    816,625      82         46,368
Shares issued for services                          29,500,000   2,950        673,000
Options issued for services                                                 1,764,099
Net Loss                                                                                 (3,748,537)

Balance at December 31, 2008       66,500    665   355,767,159  35,577     18,716,994   (18,002,863)

Exercise of Warrants and Options                    32,000,000   3,200              0
Shares issued and issuable for cash                154,034,244  15,403      3,686,497
Shares issued for services                         200,778,636  20,078      9,430,413
Options issued for services                                                   243,787
Stock issued to purchase airplane                    1,000,000     100         24,900
Net Loss                                                                                (12,175,550)

Balance at December
           31, 2009 (Not Audited)  66,500    665   743,580,039  74,358     32,102,590   (30,178,413)


See Summary of Significant Accounting Policies and Notes to
Financial Statements

BALTIA AIR LINES, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2009 (Not Audited)

Basis of Presentation:

The December 30, 2009 financial statements and footnotes are presented on unaudited basis pending further amendment of this report, for the reasons described in Items 8 and 9 of Part II.

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

Accounting For Obligations And Instruments Potentially To Be Settled

In The Company's Own Stock, we account for obligations and instruments potentially to be settled in the Company's stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company's Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes guidance related to accounting for and disclosure of events that happen after the date of the balance sheet but before the release of the financial statements. SFAS 165 is effective for reporting periods ending after June 15, 2009. The Company adopted SFAS 165 on January 1, 2010. SFAS 165 affects disclosures only.

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

Note 2 - Property and Equipment

A summary of property & equipment is as follows:

                               Estimated
                               Useful Life         2009            2008
                                              (Not Audited)

Airplane                        5-7 years        $590,524            $0
Office equipment and other      5-7 years         154,637       115,067
Less accumulated depreciation                     (85,858)      (73,934)
                                                  --------     ---------
net                                               659,303        41,133
                                                  --------     ---------
current depreciation expense                      $11,923        $8,551


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

                     All Plan & Non-Plan Compensatory Type Options


                                               Weighted
                                     Weighted  average
                                     average   remaining     Aggregate
                                     exercise  contractual   intrinsic
                           Shares    price     term (years)   value<FN1>

Options outstanding at
  December 31, 2007          61,770     $0.04
Granted                  91,562,500     $0.10
Exercised               (46,000,000)      Nil
Lapsed                   (1,840,000)    $0.00

Options outstanding at
  December 31, 2008      61,492,500     $0.02         3.9    $2,000,000
Granted                   2,776,818     $0.10
Exercised               (32,000,000)      Nil
Lapsed                   (3,290,000)    $0.00

Options outstanding at
  December 31, 2009      28,979,318     $0.04         2.7    $1,727,949 <FN2>
Options exercisable at
  December 31, 2009      28,979,318     $0.04         2.7    $1,727,949 <FN2>

<FN1> Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price.
<FN2> This statement is being audited by an independent
accountant but are is audited at this date.

The following table summarizes the status of the Company's aggregate warrants as of December 31, 2009 (Not Audited):

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

Note 6 - Supplementary Cash Flow Disclosure:

                                          2009           2008
                                       (Not Audited)
Fair Value of equity instruments
issued as partial plane payment to
acquire a Boeing 747-200 airplane         $ 25,000       $ 0


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

Date: April 5, 2011

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                TITLE                             DATE

/s/ Igor Dmitrowsky           Chairman, CEO and CFO          April 5, 2011
Igor Dmitrowsky              (Principal Executive Officer
                              and Principal Accounting Officer)

/s/ Walter Kaplinsky          Secretary and Director         April 5, 2011
Walter Kaplinsky

/s/ Andris Rukmanis           V.P. Europe and Director       April 5, 2011
Andris Rukmanis

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

Date: April 5, 2011

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) But for the re-audit of the financial statements as reported in Items 8 and 9 of Part Two above, the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Baltia Air Lines, Inc. and will be retained by Baltia Air Lines, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Date: April 5, 2011

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)