Form 10-K
period 2010-12-31
BALTIA AIR LINES INC
filed 2011-04-18
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-K

    Mark One

       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from         to

               Commission File Number: 001-14519

               Date of Report:    April 15, 2011

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

Large accelerated filer [ ]           Accelerated filer  [ ]

Non-accelerated filer   [ ]        Smaller reporting company  [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934).
      Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2010 is $20,913,294.

The number of shares of the registrant's common stock outstanding as of April 7, 2011 was 1,150,636,026.

    TABLE OF CONTENTS

PART 1

Item 1.   Business
Item 1A.  Risk Factors
Item 1B.  Unresolved Staff Comments
Item 2.   Properties
Item 3.   Legal Proceedings

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities
Item 6.   Selected Financial Information
Item 7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statement Supplementary Data
Item 9.   Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosures
Item 9A   Controls and Procedures
Item 9B   Other Information

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

On December 19, 2008, the U.S. Department of Transportation (DOT) issued its Order to Show Cause, finding that Baltia Air Lines is fit, willing and able to engage in international air transport of persons, property and mail. Baltia was awarded the non-stop route from JFK International Airport, New York, New York to Pulkovo International Airport, St. Petersburg Russia. Baltia was also authorized for worldwide charter services. Baltia had filed its application with the DOT in October 2007.

On March 20, 2009 the DOT awarded Baltia Air Lines its initial frequencies for flights from JFK to St. Petersburg

On August 18, 2009, the Company purchased its first Boeing 747 aircraft from Logistic Air, Inc.

In the first quarter of 2010, we leased engines on a power by the hour basis from Logistic Air, Inc.

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

In the last quarter of 2010, we purchased our second Boeing 747 aircraft from Kalitta Air.

Baltia currently carries $500,000,000 aircraft liability insurance, and has placed $1.2 billion airline liability insurance through JLT Aerospace meeting the regulatory requirement in preparation for the commencement of revenue service.

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

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swiss International also provide service. However, foreign carriers are required to have intermediate stops at transit airports in their respective countries (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.) because they are "third nation" airlines and as such cannot fly directly between the US and Russia (only a US airline as well as a reciprocating Russian airline is eligible to fly nonstop). Delta and two Russian airlines, Aeroflot and Transaero, currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia can reapply.

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

As of December 31, 2010, Baltia had twenty full-time employees and fifteen part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Properties.

The Company rents space for its headquarters at 63-25 Saunders Street, Suite 7I, Rego Park, New York 11374, and leases operations space at Concourse A, Terminal 4, JFK International Airport, at monthly rents of $1,362 and $26,370, respectively. The Company believes its property is adequate to launch its services and the Company expects to increase space within the first few months of operations.

Item 3. Legal Proceedings.

None.

Item 4. Reserved

PART II.

Item 5.  Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2009 and 2010. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.


      Fiscal Quarter Ended         High         Low
--------------------------- --------------- ----------------
        March 31, 2009                  .06             .03
         June 30, 2009                  .04             .02
    September 30, 2009                  .04             .02
     December 31, 2009                  .11             .02
        March 31, 2010                  .09             .08
         June 30, 2010                  .08             .04
    September 30, 2010                  .08             .04
     December 31, 2010                  .05             .04

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

PLAN OF OPERATION

We believe that we have sufficient capital to commence revenue flight operations. During 2010 and into 2011 we continued to finance our operations through the issuance of our common stock. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $100,000-$200,000. Based on current reserves we believe we have sufficient capital to support our development stage operations through the end of 2011.

In 2011 we plan to raise $3 to $5 mm in additional financing in order to support revenue flight operations. Based on our prior experience with certification and current preparations management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $1,500,000 is budgeted for certification tasks, and $500,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 20 management and 45 staff personnel.

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

Year       Interest    Dividend    Expected        Expected Life
           Rate        Yield       Volatility       in Years

2010       4.4        0.00         200             1
2009       4.4        0.00         200             5

Income Taxes: We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred income taxes are recorded in accordance with ASC 740, Accounting for Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carry-forwards.

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

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2010 and 2009 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased $7,157,362 to $18,560,838 during fiscal year ended December 31, 2010 as compared to $11,403,476 during the fiscal year ended December 31, 2009. This increase is mainly the result of conducting air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $19,391,684 during the fiscal year ended December 31, 2010 as compared to a net loss of $12,172,463 during the fiscal year ended December 31, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2010, we had cash of $52,840 and our stockholders' equity was $2,286,953. This reflects a decrease in cash and an increase in equity from December 31, 2009 when our cash was $1,439,897 and our stockholders' equity was $1,999,201.

Our operating activities utilized $4,408,364 in cash during the fiscal year ended December 31, 2010, an increase of $2,027,215 from the $2,381,149 in cash utilized during the fiscal year ended December 31, 2009.

Our financing activities provided $5,527,454 and $3,701,900 in cash during the fiscal year ended December 31, 2010 and 2009, respectively.

In the last quarter of 1010, Eastern Construction & Electric, Inc, a company operated by our Director Vick Luis Bolanos, lent us $1,150,000 to pay for the second B747 aircraft purchase to Kalitta Air. The loan is repayable in two years once we have earned $4,000,000 in operating profit or received same amount from investment in the open market.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2010, except for an investment of approximately $350,000 in our aircraft avionics upgrades and approximately $800,000 in the aircraft's scheduled maintenance this year.

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

Item 8.  Financial Statement Supplementary Data.

None.

Item 9.  Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosures

We have changed our accountants because our previously engaged registered accountant has been recently determined not to be independent within the terms of the applicable regulations. Due to this change, our financial statements have not been audited to date, and the Company will be filing an amended Annual Report when such audit is completed. Because of this, the financial statements are presented herein as the Company's best current information and should not be relied upon until said amended report is filed. The Company has had no disagreements with either the past or present registered accounting firms.

Item 9A. Controls and Procedures.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table summarizes certain information with respect to the executive officers and directors of the board :

Name                     Age   Position

Igor Dmitrowsky . . . .  56    President, CEO, CFO, Chairman of the Board
Russell Thal . . . . .   76    Executive Vice President
Barry Clare . . . . . .  52    Vice President Finance
Walter Kaplinsky  . . .  73    Secretary, Director
Andris Rukmanis . . . .  49    Vice President Europe, Director
Vick Luis Bolanos ...    51    Director

Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

Igor Dmitrowsky, President, Chief Executive Officer and CFO, founded the Company and served as Chairman of the Board from its inception in August 24, 1989 to date. Mr. Dmitrowsky, a US citizen, born in Riga, Latvia, attended the State University of Latvia from 1972 to 1974 and Queens College from 1976 through 1979. In 979, he founded American Kefir Corporation, a dairy distribution company, which completed a public offering in 1986, and from which he retired in 1987. Mr. Dmitrowsky has financed aircraft and automotive projects, speaks fluent Latvian and Russian, and has traveled extensively in the republics of the former Soviet Union. In 1990, he testified before the House Aviation Subcommittee on the implementation of United States' aviation authorities by US airlines.

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

Item 11.  Executive Compensation.

No cash compensation has been paid to our executive officers during the fiscal years ended December 31, 2009 and 2010

During the fiscal year ended December 31, 2010, 100,000,000 options were granted to Igor Dmitrowsky.

During the fiscal year ended December 31, 2010, 80,000,000 common stock options were exercised by Igor Dmitrowsky.

EMPLOYMENT AGREEMENTS

The Company has no individual employment agreements with any of its executive officers or employees.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters.

As of April 7, 2011, there were 1,150,636,026 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2010, the ownership of the Company's Common Stock by (i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5 of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

                               Common Shares
                            Beneficially Owned    Percent of Total
Outstanding
 Directors and Officers

Igor Dmitrowsky . . . . . .        339,422,825            40.39
63-26 Saunders St., Suite 7I
Rego Park, NY 11374

Russell Thal . . . . . . . .       11,150,000              1.32
26 Ridge Drive
Port Washington, NY 11050

Barry Clare . . . . . . . .        71,200,000              8.47
16 Birchwood Park Court
Jericho, NY 11753

Vick Luis Bolanos ......           72,000,000              8.57
633 Monroe St.
Riverside, NJ 08075

Walter Kaplinsky  . . . . .         9,717,294              1.15
2000 Quentin Rd.
Brooklyn, NY 11229

Andris Rukmanis . . . . . .         4,768,750              0.56
Kundzinsala, 8 Linija 9.
Riga, Latvia LV-1005

Shares of all directors and       508,258,869             60.49
executive officers as a
group (5 persons)

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services.

In 2010, 2009 and 2008 the Company paid its independent accountant $7,000 for services in providing an audit of the previous year. All other Company accounting and tax preparations have been done in house.

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


31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

APPENDIX A.

Baltia Air Lines, Inc.
(A Development Stage Company)

Financial Statements
For the Years Ended December 31, 2010 and 2009   (UNAUDITED)

Table of Contents


                                                           Page(s)


Report of Independent Registered Accounting firm: Omitted     F-1


Balance Sheets as of December 31, 2010 and 2009               F-2


Statements of Operations for the years ended
December 31, 2010 and 2009, and the period August 29,
1989 (inception) to December 31, 2010                         F-3


Statements of Cash Flows for the years ended
December 31, 2010 and 2009, and the period August
29, 1989 (inception) to December 31, 2010                     F-4

Statement of Stockholders' Equity for the years
ended December 31, 2010, 2009, 2008, and 2007                 F-5

Notes to Financial Statements                          F-6   F-16

Baltia Air Lines, Inc.
 Balance Sheets
(Unaudited)
 (A Development Stage Company)

                                               12/31/2010     12/31/2009
           Assets
Current Assets
Cash                                         $     52,840    $ 1,439,897
Prepaid Expenses                                   50,160             0
  Total Current Assets                            103,000     1,439,897

Property & Equipment:
Equipment                                       3,011,308       745,161
Accumulated Depreciation                          (92,782)      (85,858)
  Net Property & Equipment                      2,918,526       659,303

Other Assets:
Security deposit on airplane engines              240,000             0

Total Assets                                 $  3,261,526   $ 2,099,200

Liabilities & Equity

Current Liabilities:
Accounts Payable                                $ 100,000      $100,000
Accrued Expenses                                    8,625             0
Current portion of long-term debt                       0             0
  Total current liabilities                       108,625       100,000

Long-term debt                                    865,948             0

Equity:
Preferred stock - 2,000,000
  authorized $0.01 par value
  66,500 issued & outstanding                         665           665

Common Stock   1,500,000,000
  authorized $0.0001 par value
  1,118,814,994 issued & outstanding
  (743,580,039 in 2008)                           111,881        74,358

Additional paid in capital                     51,747,347    32,102,590

Deficit Accumulated During
  Development Stage                           (49,572,940)  (30,178,413)

Total Equity                                 $  2,286,953   $ 1,999,200

Total Liabilities & Equity                   $  3,261,526   $ 2,099,200

See Summary of Significant Accounting Policies and Notes to Financial
Statements.



Baltia Air Lines, Inc.
Statements of Operations
(unaudited)
(A Development Stage Company)

                                                   Years Ended            Inception to
                                            12/31/2010     12/31/2009       12/31/2010
Revenue                                  $            0    $          0     $          0

Costs & Expenses
 General & administrative                    18,560,838      11,403,476       45,324,992
 FAA certification costs                        804,418         756,386        2,033,296
 Training                                             0               0          225,637
 Depreciation                                     6,924          13,072          339,603
 Other                                                0               0          568,245
 Interest                                        19,504            (471)       1,069,725
   Total Costs & Expenses                    19,391,684      12,172,463       49,561,498

Loss before income taxes                    (19,391,684)    (12,172,463)     (49,561,498)

Income Taxes                                      2,843           3,087           11,442

Deficit Accumulated During
        Development Stage                 $ (19,394,527)   $(12,175,550)    $(49,572,940)

Per share amounts:
Basic:
  Loss                                           ($0.02)         ($0.03)
  Weighted Average                          913,981,784     476,403,471

See Summary of Significant Accounting Policies and Notes to Financial Statements.





Baltia Air Lines, Inc.
Statements of Cash Flows
(unaudited)
(A Development Stage Company)

                                                              Years Ended              Inception to
                                                         12/31/2010     12/31/2009      12/31/2010
Cash flows from operating activities:
Deficit Accumulated During Development Stage            $(19,394,527) $(12,175,550)   $(49,572,941)
Adjustments required to reconcile deficit accumulated
  during development stage to cash used in operating
  activities:
Depreciation                                                   6,924        11,923         338,454
Amortization of loan discount                                 10,925             0          10,925
Expenses paid by issuance of common stock                 15,009,850     9,697,478      32,024,266
(Increase) decrease in prepaid expenses                      (50,160)            0         350,141
Increase in accounts payable & accrued expenses                8,625        85,000       3,260,106
   Cash flows used by operating activities:               (4,408,364)   (2,381,149)    (13,589,050)

Cash flows from investing activities:
Purchase of equipment                                     (2,266,147)     (605,094)      3,194,366)
Security deposits                                           (240,000)            0        (240,000)
   Cash used in investing activities                      (2,506,147)     (605,094)     (3,434,366)

Cash flows from financing activities:
Proceeds from issuance of common stock                     4,377,454     3,701,900      15,481,737
Proceeds from issuance of preferred stock                          0             0           2,753
Loans from related parties                                         0             0       1,351,573
Repayment of related party loans                                   0             0        (368,890)
Proceeds of long-term debt                                 1,150,000             0       1,109,183
Acquisition of treasury stock                                      0             0        (500,100)
 Cash generated by financing activities                    5,527,454     3,701,900      17,076,256

Change in cash                                            (1,387,057)      715,657          52,840
Cash-beginning of period                                   1,439,897       724,240               0
Cash-end of period                                       $    52,840   $ 1,439,897    $     52,840

See Summary of Significant Accounting Policies and Notes to Financial Statements



Baltia Air Lines, Inc.
Statement of Shareholders' Equity
(unaudited)
(A Development Stage Company)

                                       Preferred                      Common            Deficit
                                                                                        Accumulated
                                                                  Common   Additional   During
                                              Par                 Stock     Paid-In     Development
                                   Shares   Value     Shares      Amount    Capital      Stage
Balance at December 31, 2006       66,500    665   122,394,909   12,240   10,486,192   (10,493,582)

Exercise of Warrants and Options                    58,000,000    5,800      239,700
Shares issued and issuable for cash                 60,670,637    6,067    2,450,438
Shares issued for services                          38,384,988    3,838    3,021,429
Options issued for services                                                   35,768
Net Loss                                                                                (3,760,743)
Balance at December 31, 2007       66,500    665   279,450,534   27,945   16,233,527   (14,254,326)

Exercise of Warrants and Options                    46,000,000    4,600            0
Shares issued and issuable for cash                    816,625       82       46,368
Shares issued for services                          29,500,000    2,950      673,000
Options issued for services                                                1,764,099
Net Loss                                                                                (3,748,537)

Balance at December 31, 2008       66,500    665   355,767,159   35,577   18,716,994   (18,002,863)

Exercise of Warrants and Options                    32,000,000    3,200                  0
Shares issued and issuable for cash                154,034,244   15,403    3,686,497
Shares issued for services                         200,778,636   20,078    9,430,413
Options issued for services                                                  243,787
Stock issued to purchase airplane                    1,000,000      100       24,900
Net Loss                                                                               (12,175,550)

Balance at December 31, 2009       66,500    665   743,580,039   74,358   32,102,591   (30,178,413)

Shares issued and issuable for cash                115,776,464   11,578    4,365,876
Shares issued for services                         252,658,491   25,266   14,984,584
Fair value of options issued as loan incentive                                92,745
Stock issued as loan incentive                       6,800,000      680      201,552
Net Loss                                                                               (19,394,572)

Balance at December 31, 2010       66,500    665 1,118,814,994  111,881   51,747,348   (49,572,940)


See Summary of Significant Accounting Policies and Notes to Financial Statements

F-5


BALTIA AIR LINES, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2010

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

Fair Value of Financial Instruments: FASB ASC 825, "Financial Instruments," requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2010 and 2009, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Property and Equipment: Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5-15 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Stock-Based Compensation Plans: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

  Year    Interest Rate    Dividend Yield  Expected      Expected
                                         Volatility  Life in Years
 2010         4.4            0.00          200           1

 2009         4.4            0.00          200           5


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

Equity
-  Contracts that require physical settlement or net-share settlement;
and
- Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities
- Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and
- Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

Warrant Derivative Liabilities: We have adopted the provisions of ASC 260, Earning per Share. ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

Income Taxes: We have adopted ASC 740, Accounting for Income Taxes. Pursuant to ASC 740, we are required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. ASC 740 provides for the recognition of deferred tax assets if realization of such assets is more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss, or NOL, carryforwards. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against substantially all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance. If our assessment of the deferred tax assets or the corresponding valuation allowance were to change, we would record the related adjustment to income during the period in which we make the determination. Our tax rate may also vary based on our results and the mix of income or loss in domestic and foreign tax jurisdictions in which we operate.

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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized.

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

Recent Accounting Pronouncements:

Recently Adopted Standards

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company's financial statements.

In December 2010, the FASB issued ASU 2010-28 (Topic 350) When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in ASU 2010-28 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 for public entities. Early adoption is not permitted. The Company will apply the provisions of ASU 2010-29 on a prospective basis.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
DECEMBER 31, 2010

Note 1 - Organization and Operations

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

Note 2 - Property and Equipment

A summary of property & equipment is as follows:

                  Estimated
                 Useful Life           2010              2009

Airplanes (2)    10-15 years          $2,851,347      $590,524
Office equipment
and other         5-7 years              159,961       154,637

Less accumulated depreciation            (92,782)      (85,858)
net                                    2,918,526       659,303

current depreciation expense              $6,924       $11,923


Note 3 - Stockholders' Equity

Description of Securities

Common Stock: We have been authorized 1,500,000,000 shares of Common Stock at $.0001 par value per share. As of December 31, 2010, a total of 1,118,814,994 shares of Common Stock were issued and outstanding and held by over 500 shareholders. In addition, we have granted options and warrants to issue up to approximately 133,800,000 more shares of our common stock. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

Recent Issuance of Unregistered/Registered Securities

2010:
Stock Issued for Cash
We issued 115,776,464 shares of our common stock in exchange for receiving a total of $4,377,454 in cash net of offering expenses of. The shares are registered and not subject to restrictions as to transferability.

Stock Issued for Services
We issued 252,658,491 shares of our common stock in exchange for services. The shares were valued at $15,009,850 or about $0.059 per share which reflected the weighted average market value at the time of issuance. 149,000,000 of the shares valued at approximately $8.8 million were issued to Igor Dmitrowsky our president. We also issued
6.8 million shares valued at $202,000 as a debt incentive.

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

Stock Issued Due to Exercise of Warrants & Options
During 2009 Mr. Dmitrowsky exercised 32,000,000 warrants to acquire a like amount of shares of Common Stock. The options were exercised at the $0.0001 strike price. The exercise price was offset against accrued compensation of $3,200.

Summary of Option Activity

The following table provides summary information on options issued by our company in unapproved equity compensation plans; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.


All Plan & Non-Plan Compensatory Type Options

                                                  Weighted
                                                   average
                                      Weighted    remaining
                                      average     contractual   Aggregate
                                      exercise       term       intrinsic
                         Shares       price      (years)         value*


Options outstanding
 at December 31, 2008   61,492,500    $0.02

Granted                  2,776,818    $0.10
Exercised              (32,000,000)     Nil
Lapsed                  (3,290,000)   $0.00

Options outstanding
 at December 31, 2009   28,979,318    $0.03          2.7        $1,727,949
Granted                  3,400,000    $0.01
Exercised                        0    $0.00
Lapsed                           0    $0.00

Options outstanding
 at December 31, 2010   32,379,318    $0.03          1.6          $661,076
Options exercisable
 at December 31, 2010   32,379,318    $0.03          1.6          $661,076

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price


The following table summarizes the status of the Company's aggregate warrants as of December 31, 2010:

                 Options Outstanding                                 Options Exercisable
                                          Weighted
                               weighteD   average                          weighted
Range of                       average    remaining                        average
exercise                       exercise   life in                          exercise
prices            Shares       price       months         shares           price

$ 0.01-$ 0.05   29,149,318     $0.02       16.4            29,149,318         $0.02
$ 0.06-$ .25     3,230,000     $0.15       43.3             3,230,000         $0.15

Total Shares    32,379,318                                 32,379,318



Note 4 - Income Taxes

The Company has approximately $ 11.6 million in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2031. The Company has adopted ASC 740 which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $3.8 million.

Utilization of federal and state NOL and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

Note 5 - Commitments and Contingencies

Facilities: The Company leases office space for its administrative offices, under three month to month agreements, at a combined monthly rental of approximately $32,000. In 2010 and 2009 expense was $387,898 and $131,895 respectively.

Note 6   Long-Term Debt-Related Party

On December 1, 2010, the Company entered into a loan arrangement with a company owned or controlled by one of our directors for a total amount of $1,150,000. The Company issued a note bearing interest at 9 percent per annum payable quarterly and a maturity date of March 31, 2013. The Company will be obligated to repay the note prior to the maturity date upon raising $4 million or from the proceeds of operating revenue. As a loan inducement the Company issued 6.8 million shares of common stock and 3.4 million warrants. A placement fee of $50,000 was paid from the proceeds of this loan. The note is secured by both aircraft up to a limit of $2.9 million.

The Company recorded the relative fair value of the shares and warrants of $294,297 as additional paid-in capital and established a discount on the debt. The discount is being amortized over the life of the note
(27 months) at an effective rate of 14.98. The note is carried net of the discount. Future accretion of the carrying value of the note is expected as follows:

Face amount of note                              $1,150,000
Amortization of discount through 2011              (125,566)
Amortization of discount through 2012              (158,597)
Current carrying value                             $865,837


Note 6 - Supplementary Cash Flow Disclosure


                                           2010          2009
Fair Value of equity instruments
issued as partial plane payment to
acquire a Boeing 747-200 airplane            $0         $25,000
Fair Value of equity instruments
issued as loan incentives              $294,297              $0


Note 7 - Management's Plan of Operation

We believe we currently have sufficient capital to commence revenue flight operations and to maintain our current level of operations. During 2010 and into 2011 we continued to finance our operations through the issuance of our common stock and the continued exercise of warrants. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $180,000-$200,000. Based on current reserves we have sufficient capital to support our development stage operations through the most of 2011.

In 2010 we raised $4.4 mm in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

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

Date: 04-15-2011

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE       TITLE           DATE

/s/ Igor Dmitrowsky             Chairman, CEO and CFO
April 15, 2011
Igor Dmitrowsky                 (Principal Executive Officer
                                        and Principal Accounting
Officer)

/s/ Walter Kaplinsky            Secretary and Director
     April 15, 2001
Walter Kaplinsky

/s/ Andris Rukmanis             V.P. Europe and Director
April 15, 2011
Andris Rukmanis

/s/ Vick Luis Bolanos
Director                                 April 15, 2011
Vick Luis Bolanos

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

Date: April 15, 2011

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 15, 2011

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)