Form 10-K/A
period 2009-12-31
BALTIA AIR LINES INC
filed 2011-05-02
CIK 869187

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

                 For the transition period from         to

               Commission File Number: 001-14519

               Date of Report:    May 2, 2011

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

NOTE TO AMENDED FILING: This amendment is made in accordance with the Company's plan as outlined in its 8-K filing dated February 25, 2011, in particular to include the recently redone and completed audit report and audited financial statements by the Company's newly engaged independent certifying accountant. See
Part II, Items 8 and 9.

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

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders Reserved.

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

The Company complies with FASB ASC Topic 718 "Compensation - Stock Compensation," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

                           Dividend      Expected     Expected
    Year Interest Rate      Yield        Volatility   Life in Years

    2008    4.4%             0.00%        150%-217%     3
    2009    4.4%             0.00%          200%        5

Income taxes: The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Income Taxes," which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

The determination of the Company's provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company's financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate.
In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. Management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2007. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.


RESULTS OF OPERATIONS
We had no revenues during the fiscal years ended December 31, 2009 and 2008, because (1) we did not fly aircraft in passenger, charter, or freight service, and (2) we could not sell tickets for those services.

Our general and administrative expenses increased by $7,867,324 to $11,403,476 during fiscal year ended December 31, 2009 as compared to an increase of $3,536,152 during the fiscal year ended December 31,2008. This increase is primarily attributable to the costs incurred in connection with air carrier certification.

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

Item 8.  Financial Statements and Supplementary Data.

None. The full text of our financial statements as of December 31, 2009 and 2008 and for the fiscal years ended December 31, 2009, 2008 and 2007, and for the period from August 29, 1989 (inception) to December 31, 2009 begins on page F-1 of the Annual Report on Form 10-K. This amended filing reflects the fact that these financial statements have now been audited as required, and the independent auditor, who also prepared the audit for the year ended December 31, 2008, has included his report covering both years 2008 and 2009 in Part IV Item 15 of this amended filing.

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosures

As previously disclosed in our 8-K filings, the Company has accepted the resignation of prior accounting firms engaged to prepare the 2009 audit and re-engaged Mr. Patrick Rodgers as its independent auditor to complete the 2009 audit for this filing. The Registrant has no disagreements with any of the engaged accounting firms.

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

Item 9B.  Other Information.

None.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

The following table summarizes certain information with respect to the executive officers and directors of the board:

Name                     Age   Position
Igor Dmitrowsky . . . .  55    President, CEO, CFO, Chairman of the Board
Russell Thal . . . . .   75    Executive Vice President
Barry Clare . . . . . .  51    Vice President Finance
Walter Kaplinsky  . . .  72    Secretary, Director
Andris Rukmanis . . . .  48    Vice President Europe, Director
Vick Luis Bolanos ...    50    Director


Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There is no family relationships between any of our directors or officers.

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


                               Common Shares
                            Beneficially Owned    Percent of Total
Outstanding:

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

3.4  DOT NOTICE of US-Russia frequency allocation to Baltia Air
Lines (Docket DOT-OST-2009-0070), issued on March 20, 2009.

31.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial
Officer pursuant to 18 U.S. C. Section 1350, provided herewith.


Baltia Air Lines, Inc.
(A Development Stage Company)
Financial Statements
For the Years Ended December 31, 2009 and 2008

Table of Contents
                                                         Page(s)


Report of Independent Registered Accounting firm             F-1

Balance Sheets as of December 31, 2009 and 2008              F-2

Statement of Operations for the years ended
December 31, 2009 and 2008, and the period
August 29, 1989 (Inception) to December 31, 2009             F-3

Statement of Cash Flows for the years ended
December 31, 2009 and 2008, and the period
August 29, 1989 (Inception) to December 31, 2009             F-4

Statement of Stockholders' Equity for the years
ended December 31, 2009, 2008, and 2007                      F-5

Notes to Financial Statements                        F-6 to F-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Years Ended December 31, 2009 and 2008

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheets of Baltia Air Lines, Inc. ("the Company") as of December 31, 2009 and 2008 and the statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. I was not engaged to perform an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The Company has incurred operating losses since inception. Note 7 of the financial statements address Management's Plan regarding the future operations of the Company.

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
April 28, 2011


                                Baltia Air Lines, Inc.

                                   BALANCE SHEETS
                           (A Development Stage Company)

                                                   December 31,
                                                      2009                        2008
                               ASSETS
Current assets
  Cash                                          $  1,439,897            $         724,240

Property and equipment, net of
accumulated depreciation of $85,858
and $73,373 at  December 31, 2009
and 2008, respectively                               659,303                       41,134

Total assets                                    $  2,099,200            $         765,374

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                    100,000                      15,000
    Total current liabilities                         100,000                      15,000

Long-term debt                                          -                           -

Total liabilities                                     100,000                      15,000

Stockholders' equity

  Preferred stock, $0.01 par value;
   2,000,000 shares authorized, 66500
   issued and outstanding                       $         665            $            665

  Common stock, $.0001 par value; 950,000,000
   shares authorized, 743,580,039 and
   355,767,159 issued and outstanding at December
   31, 2009, and 2008 respectively              $       74,358           $         35,577
Additional paid-in capital                          32,102,590                 18,716,994
Deficit accumulated through development stage      (30,178,413)               (18,002,862)

Total stockholders' equity                           1,999,200                    750,374

Total liabilities and stockholders' equity      $    2,099,200          $         765,374

The accompanying footnotes are an integral part of these financial statements.

                                    Baltia Air Lines, Inc.

                                  STATEMENTS OF OPERATIONS
                                (A Development Stage Company)

                                                Years Ended December 31,      Inception to
                                                  2009          2008           12/31/2009
Revenue                                         $        -      $         -    $         -

Costs and Expenses
General and administrative                        11,403,476        3,536,152     26,764,154
FAA certification costs                              756,386          217,383      1,228,878
Training                                                -                -           225,637
Depreciation                                          13,072            8,551        332,679
Other                                                   -                -           568,245
Interest                                                (471)         (17,912)     1,050,221

Total costs and expenses                          12,172,463        3,744,174     30,169,814

Net loss before income taxes                     (12,172,463)      (3,744,174)   (30,169,814)
provision for income taxes                             3,087            4,364          8,599

Deficit accumulated during
development stage                               $(12,175,550)     $(3,748,538)  $(30,178,413)

Net loss per weighted
  share, basic and fully
  diluted                                       $      (0.03)     $     (0.01)

Weighted average number of common
shares outstanding, basic and fully diluted      476,403,471       303,326,480

The Accompanying footnotes are an integral part of these financial statements.

                                 Baltia Air Lines, Inc.

                    STATEMENTS OF CHANGES IN STOCKHOLDERS'  EQUITY
                              (A Development Stage Company)
                                                                                                      Deficit Accumulated
                                                                                        Additional    During
                                          Preferred Stock          Common Stock         Paid-In       Development
                                         Shares     Amount     Shares       Amount      Capital       Stage                 Total
Balance, December 21, 2005               66,500     665      67,298,009      6,730    9,293,365      ( 9,284,902)          5,858
  Exercise of warrants and options                           22,000,000      2,200        9,000                           11,200
  Shares issued and issuable for cash                        13,550,000      1,355       98,655                          100,010
  Shares issued for services                                 19,546,900      1,955      941,213                          943,168
  Options issued for services                                                           143,959                          143,959
  Net loss                                                                                            (1,208,680)     (1,208,680)

Balance, December 31, 2006               66,500     665     122,394,909     12,240   10,486,192      (10,493,582)          5,515
  Exercise of warrants and options                           58,000,000      5,800      239,700                          245,500
  Shares issued and issuable for cash                        60,670,637      6,067    2,450,438                        2,456,505
  Shares issued for services                                 38,384,988      3,838    3,021,429                        3,025,267
  Options issued for services                                                            35,768                           35,768
  Net loss                                                                                            (3,760,743)     (3,760,743)

Balance, December 31, 2007               66,500     665     279,450,534     27,945   16,233,527      (14,254,326)      2,007,812
  Exercise of warrants and options                           46,000,000      4,600                                         4,600
  Shares issued and issuable for cash                           816,625         82       46,368                           46,450
  Shares issued for services                                 29,500,000      2,950      673,000                          675,950
  Options issued for services                                                         1,764,099                        1,764,099
  Net loss                                                                                            (3,748,537)     (3,748,537)

Balance, December 31, 2008               66,500     665     355,767,159     35,577   18,716,994      (18,002,863)        750,374
  Exercise of warrants and options                           32,000,000      3,200                                         3,200
  Shares issued and issuable for cash                       154,034,244     15,403    3,686,497                        3,701,900
  Shares issued for services                                200,778,636     20,078    9,430,413                        9,450,491
  Options issued for services                                                           243,787                          243,787
  Stock issued to purchase airplane                           1,000,000        100       24,900                           25,000
  Net loss                                                                                           (12,175,550)    (12,175,550)

Balance, December 31, 2009               66,500  $  665     743,580,039  $  74,358   $ 32,102,590  $ (30,178,413)    $ 1,999,200

The accompanying footnotes are an integral part of these financial statements.

                                          Baltia Air Lines, Inc,

                                        STATEMENT OF CASH FLOWS
                                      (A Development Stage Company)

                                                                   Years Ended December 31,        Inception to
                                                                        2009        2008           12/31/2009
Cash flows from operations
 Deficit accumulated during development stage                   $  (12,175,550) $  (3,748,538)  $   (30,178,413)

Adjustment to reconcile deficit accumulated
  during development stage to cash used in
  operating activities:
  Depreciation and amortization                                         11,923          8,551           331,530
  Expenses paid by issuance of common stock                          9,697,478      2,444,649        17,014,415
  Changes in operating assets and liabilities:
      Prepaid expenses                                                     -              -             400,301
      Accounts payable and accrued expenses                             85,000        (10,000)        3,251,481

     Net cash used by operating activities                          (2,381,149)    (1,305,338)       (9,180,686)

Cash flows from investing activities

Purchase of equipment                                                 (605,094)          -             (928,218)

  Net cash used by investing activities                               (605,094)          -             (928,218)

Cash flows from financing activities
  Proceeds from issuance of common stock                             3,701,900         46,450         11,104,283
  Proceeds from issuance of preferred stock                                -              -                2,753
  Loans from related parties                                               -              -            1,351,573
  Repayment of related party loans                                         -              -             (368,890)
  Principal payments on long-term debt                                     -          (19,367)           (40,817)
  Acquisition of treasury stock                                            -              -             (500,100)

  Net cash provided by financing activities                          3,701,900         27,083         11,548,802

  Net increase (decrease) in  cash                                     715,657     (1,278,255)         1,439,897
  Cash, beginning of period                                            724,240      2,002,494                -

  Cash, end of period                                           $    1,439,897  $     724,240    $     1,439,897

Supplemental cash flow disclosures:
  Cash paid during the year for interest                        $         (417)$       17,913

  Fair value of equity instruments issued as
  partial plane payment to acquire Boeing 747-200 airplane      $       25,000 $        -

The accompanying footnotes are an integral part of these financial statements.


BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


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

2.	Property and Equipment

A summary of property and equipment is as follows:

                                          Estimated                December 31,
                                          Useful Life            2009              2008
Airplane                                   5-7 Years         $  590,524         $      -
Office equipment and other                 5-7 Years            154,637            115,067
Less accumulated depreciation                                   (85,858)           (73,934)

Net                                                          $  659,303         $   41,133

Current depreciation expense                                 $   11,923         $    8,551

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments
The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2009 and 2008.



BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Valuation of Investments in Securities at Fair Value
Definition and Hierarchy: FASB ASC Topic 820 "Fair Value Measurements and Disclosures" provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.
In determining fair value, the Company uses various valuation approaches. In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company's assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. FASB ASC Topic 820 establishes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations, as follows:
Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level
1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.
Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)
Valuation of Investments in Securities at Fair Value (continued)
The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined.
Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.
Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company's own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classify such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

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

Valuation of Long-Lived Assets

We review the recoverability of our long-lived assets, In accordance with Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") Topic 360 "Property, Plant, and Equipment," including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Valuation of Long-Lived Assets (continued)

value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Comprehensive Income
The Company complies with FASB ASC Topic 220, "Comprehensive Income," which establishes rules for the reporting and display of comprehensive income (loss) and its components. FASB ASC Topic 220 requires the Company's change in the minimum pension liabilities, unrealized gain or loss on securities, and foreign currency translation adjustments to be included in other comprehensive loss, and is reflected as a separate component of stockholders' equity.

Stock-Based Compensation Plans

The Company complies with FASB ASC Topic 718 "Compensation - Stock Compensation," which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Stock-Based Compensation Plans (continued)

limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification

We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.


Accounting For Obligations And Instruments Potentially To Be Settled
In The Company's Own Stock, we account for obligations and instruments potentially to be settled in the Company's stock in accordance with FASB ASC Topic 815, "Derivatives and Hedging."
Topic 815 addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company's own stock.

Under ASC Topic 815 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

                                                 Expected
        Interest   Dividend      Expected        Life in
Year     Rate      Yield         Volatility      Years


2008       4.4%      0.00%       150%-217%        3
2009       4.4%      0.00%          200%          5

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)


Equity

Contracts that require physical settlement or net-share settlement; and Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification has been met.

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

In accordance with ASC Topic 815, "Derivatives and Hedging," a transaction which includes a potential for net-cash settlement, including liquidated damages, requires that derivative financial instruments, including warrants and additional investment rights, initially be recorded at fair value as an asset or liability and subsequent changes in fair value be reflected in the statement of operations. The recorded value of the liability for such derivatives can fluctuate significantly based on fluctuations in the market value of the underlying common stock of the issuer of the derivative instruments, as well as in the volatility of the stock price during the term used for observation and the remaining term.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Assets or Liabilities (Continued)

Warrant Derivative Liabilities

We also account for warrants issued in connection with financing arrangements in accordance with ASC Topic 815, "Derivatives and Hedging." Pursuant to ASC Topic 815, an evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as a derivative liability. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.

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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740 "Income Taxes," which requires accounting for deferred income taxes under the asset and liability method. Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Income Taxes (continued)
The determination of the Company's provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions. The benefits of uncertain tax positions are recorded in the Company's financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities. When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate.
In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. Management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2007. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Income Taxes (continued)
Interest and Penalty Recognition on Unrecognized Tax Benefits
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized as of and for the periods ended December 31, 2009 and 2008.
Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2006. We are not under examination by any jurisdiction for any tax year. At December 31, 2009 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC Topic 740, "Income Taxes."

Recent Accounting Pronouncements:

Recently Adopted Standards

On October 1, 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-10), "Fair Value Measurements and Disclosures," for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company's financial statements.
In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-
05), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value," to amend FASB ASC Topic 820, "Fair Value Measurements and Disclosures," to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted the guidance in 2009, and there was no material impact on the Company's consolidated financial statements or related footnotes.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Recently Adopted Standards (continued)

In June 2009, the FASB issued the FASB Accounting Standards Codification (the "Codification") and a new Hierarchy of Generally Accepted Accounting Principles which establishes only two levels of GAAP: authoritative and nonauthoritative. The Codification is now the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the SEC, which are additional sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of 2009. The application of the Codification did not have an impact on the Company's financial statements; however, all references to authoritative accounting literature will now be references in accordance with the Codification.
In May 2009, the FASB issued authoritative guidance for subsequent events, now codified as FASB ASC Topic 855, "Subsequent Events," which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The guidance sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. The guidance also requires the disclosure of the date through which an entity has evaluated subsequent events and whether this date represents the date the financial statements were issued or were available to be issued. The Company adopted this guidance in 2009 with no significant impact on the Company's financial statements or related footnotes.
In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, "Fair Value Measurements and Disclosures," when the volume and level of activity for the asset or liability have significantly decreased. This additional guidance re-emphasizes that regardless of market conditions the fair value measurement

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Recently Adopted Standards (continued)

is an exit price concept and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. This guidance also provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. The scope of this guidance does not include assets and liabilities measured under quoted prices in active markets. This guidance is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of this guidance did not have any material impact on the Company's financial statements.
In April 2009, FASB issued FSP FAS 107-1 and APB 28-1, now codified in FASB ASC Topic 825-10-65, "Interim Disclosures about Fair Value of Financial Instruments," which amends U.S. GAAP to require entities to disclose the fair value of financial instruments in all interim financial statements. The additional requirements of this guidance also require disclosure of the method(s) and significant assumptions used to estimate the fair value of those financial instruments. Previously, these disclosures were required only in annual financial statements. The additional requirements of this guidance are effective for interim reporting periods ending after June 15, 2009. The adoption of the additional requirements did not have any financial impact on the Company's financial statements.
In April, 2009, the FASB issued ASC Topic 320-10 (ASC 320-10), "Recognition and Presentation of Other-Than-Temporary Impairments," which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. ASC Topic 320-10 provides greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This statement also requires more timely disclosures

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Recently Adopted Standards (continued)
and an increase in disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. We adopted these statements April 1, 2009 without material effect on our financial statements.
On January 1, 2009, the Company adopted FASB ASC Topic 805 (ASC 805), "Business Combinations," which generally requires an acquirer to recognize the identifiable assets acquired, liabilities assumed, contingent purchase consideration and any noncontrolling interest in the acquiree at fair value on the date of acquisition. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, ASC 805 applies prospectively to business combinations for which the acquisition date is on or after October 1, 2009. The adoption of ASC 805 did not have a material impact on the Company's financial statements.
Recently Issued Accounting Pronouncements
In December 2010, FASB issued ASC ASU 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (Topic 350) - Intangibles - Goodwill and Other." ASU 2010-28 amends the criteria for performing Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing Step 2, if qualitative factors indicate that it is more likely than not that goodwill impairment exists. The amendments to this Update are effective for the Company in the first quarter of 2011. Any impairment to be recorded upon adoption will be recognized as an adjustment to our beginning retained earnings. The pending adoption of ASU 2010-28 is not expected to have any financial impact on the on our financial statements.
In January 2010, the FASB issued Accounting Standards Update 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" (ASU 2010-06), to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


3.	Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)
Level 3 measurements. The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements, which are effective for fiscal years beginning after December 15, 2010. The adoption of the additional requirements is not expected to have any financial impact on the Company's financial statements. In February 2010, the FASB issued an amendment which requires that an SEC filer, as defined, evaluate subsequent events through the date that the financial statements are issued. The update also removed the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. The adoption of the additional requirements is not expected to have any financial impact on the Company's financial statements.
In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810)- Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities (ASU No. 2009-17). ASU No. 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities . This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The adoption of the additional requirements is not expected to have any financial impact on the Company's financial statements.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


4.	Stockholders' Equity

Description of Securities

Common Stock

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

Recent Issuance of Unregistered Securities during the year ended December 31, 2009:

Stock Issued for Cash

We issued 154,034,244 shares of our common stock in exchange for receiving a total of $3,701,900 in cash net of offering expenses of $576,000. The shares are not registered and subject to restrictions as to transferability.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


4.	Stockholders' Equity (continued)

Recent Issuance of Unregistered Securities during the year ended December 31, 2009: (continued)

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

Stock Issued Due to Exercise of Warrants & Options during the year ended December 31, 2009:


During 2009, Mr. Dmitrowsky exercised 32,000,000 warrants to acquire a like amount of shares of Common Stock. The options were exercised at the $0.0001 strike price. The exercise price was offset against accrued compensation of $3,200.

Stock Issued for Cash during the year ended December 31, 2008:

We issued 816,625 shares of our common stock in exchange for receiving a total of $46,450 in cash. The shares are not registered and subject to restrictions as to transferability.

Stock Issued for Services during the year ended December 31, 2008:

We issued 29,500,000 shares of our common stock in exchange for services. The shares were valued at $675,950 or about $0.02 per share which reflected the weighted average market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


4.	Stockholders' Equity (continued)


tock Issued Due to Exercise of Warrants & Options during the year ended December 31, 2009:

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

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


All Plan & Non-Plan Compensatory Type Options


                                                                Weighted
                                                Weighted        Average
                                                Average         Remaining       Aggregate
                                                Exercise        Contractual     Intrinsic
                                      Shares    Price           Term (Years)    Value   <FN1>
Options outstanding at
   December 31, 2007              61,770,000   $   0.04
Granted                           91,562,500   $   0.10
Exercised                        (46,000,000)  $
Lapsed                            (1,840,000)  $
Options outstanding at
   December 31, 2008             105,492,500   $   0.02              3.9         2,000,000
Granted                            2,776,818   $   0.02
Exercised                        (32,000,000)  $    -
Lapsed                            (3,290,000)  $    -
                                  72,979,318   $    -

Options outstanding at
December 31, 2009                 28,979,318   $   0.04              2.7     $   1,727,949

Options exercisable at
December 31, 2009                 28,979,318   $   0.04              2.7     $   1,727,949

<FN1>     Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


4.	Stockholders' Equity (continued)


                                               Options Outstanding               Options Exercisable
                                                                  Weighted
                                                     Weighted     Average                         Weighted
                                                     Average      Remaining                       Average
Range of                                             Exercise     Life in                         Exercise
Exercise Prices                   Shares             Price        Months           Shares          Price
 $0.01  -        $0.05           22,972,500             $0.02        25.3           22,972,500        $0.02
 $0.06  -        $0.25           6,006,818              $0.12        57.5            6,006,818        $0.12
                                 ___________                                        ___________
                                 28,979,318                                         28,979,318


5.	 Income Taxes
The Company has approximately $ 9.6 million in available net operating loss carryovers available to reduce future income taxes.
These carryovers expire at various dates through the year 2030. The
Company has adopted FASB ASC Topic 740, "Accounting for Income Taxes," which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $3.8 million.

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

7.	 Management's Plan of Operation
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

In 2009, we raised $3.9 million in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service.
Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

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


8.	Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission.

In 2010 and the during the first quarter of 2011, the Company raised $4.4 million and $1.5 million in private placements, respectively, to support the start of revenue flight operations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: April 28, 2011

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                          DATE

/s/ Igor Dmitrowsky           Chairman, CEO and CFO          April 28,2011
Igor Dmitrowsky              (Principal Executive Officer
                              and Principal Accounting Officer)

/s/ Walter Kaplinsky          Secretary and Director         April 28,2011
Walter Kaplinsky

/s/ Andris Rukmanis           V.P. Europe and Director       April 28,2011
Andris Rukmanis


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

Date: April 28, 2011

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

Date: April 28, 2011

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)