Form 10-K/A
period 2010-12-31
BALTIA AIR LINES INC
filed 2011-05-11
CIK 869187

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

                 For the transition period from         to

               Commission File Number: 001-14519

               Date of Report:    May 11, 2011

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

On March 20, 2009 the DOT awarded Baltia Air Lines its initial frequencies for flights from JFK to St. Petersburg.

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

Item 2.  Properties.

The Company rents space at Concourse A, Terminal 4, JFK International Airport, at a monthly rent of $26,370. The Company believes its property is adequate to launch its services and the Company expects to increase space within the first few months of operations.

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

In 2011 we plan to raise $3 to $5 million in additional financing in order to support revenue flight operations. Based on our prior experience with certification and current preparations management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $1,500,000 is budgeted for certification tasks, and $500,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 20 management and 45 staff personnel.

There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our financial statements requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually re-evaluated based upon available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Areas in which significant judgment and estimates are used include, but are not limited to, valuation of long-lived assets and deferred income taxes.

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

                           Dividend      Expected     Expected
    Year Interest Rate      Yield        Volatility   Life in Years

    2010    4.4%             0.00%          200%        1
    2009    4.4%             0.00%          200%        5

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

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2010 and 2009, because (1) we did not fly aircraft in passenger, charter, or freight service, and (2) we could not sell tickets for those services.

Our general and administrative expenses increased by $7,157,362 to $18,560,838 during fiscal year ended December 31, 2010 as compared to an increase of $7,867,324 during the fiscal year ended December 31,2009. This increase is primarily attributable to the costs incurred in connection with air carrier certification.

Primarily as a result of the foregoing, we incurred a net loss of $19,394,527 during the fiscal year ended December 31, 2010 as compared to a net loss of $12,172,463 during the fiscal year ended December 31, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2010, we had cash of $52,840, a decrease of $1,387,057 from the cash balance of $1,439,897 reported at December 31,2010. Our stockholders' equity was $2,286,953 at December 31, 2010, an increase of $287,753 from the balance of $1,999,200 reported at December 31, 2009.

Our operating activities utilized $4,408,364 in cash during the fiscal year ended December 31, 2010, an increase of $2,027,215 from the $2,381,149 in cash utilized during the fiscal year ended
December 31, 2009.

Our financing activities provided $5,527,454 and $3,701,900 in cash during the fiscal year ended December 31, 2010 and 2009, respectively.

In the last quarter of 2010, Eastern Construction & Electric, Inc., a company operated by our Director Vick Luis Bolanos, lent us $1,150,000 to pay for the second B747 aircraft purchase to Kalitta Air. The loan is repayable in two years, once we have earned $4.0 million in operating profit or received the same amount from investment in the open market.

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

Item 8.  Financial Statement Supplementary Data.

None.

Item 9.  Changes in and Disagreements with Accountants on Accounting
           And Financial Disclosures

We have changed our accountants because our previously engaged registered accountant had been determined not to be independent within the terms of the applicable regulations. The financial statements herein have now been audited by our independent registered accountant and his report included in this amended filing. The Company has had no disagreements with either the past or present registered accounting firms.

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

Item 11.  Executive Compensation.

No cash compensation has been paid to our executive officers during the fiscal years ended December 31, 2009 and 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Years Ended December 31, 2010 and 2009

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheets of Baltia Air Lines, Inc. ("the Company") as of December 31, 2010 and 2009 and the statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, these financial statements present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The Company has incurred operating losses since inception. Note 7 of the financial statements address Management's Plan regarding the future operations of the Company.

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
May 9, 2011

                 Baltia Air Lines, Inc.
              (A Development Stage Company)
                    BALANCE SHEETS



                                               12/31/2010     12/31/2009
           Assets
Current Assets
Cash                                         $     52,840    $ 1,439,897
Prepaid Expenses                                   50,160              0
  Total Current Assets                            103,000      1,439,897

Property & Equipment:
Equipment                                       3,011,308        745,161
Accumulated Depreciation                          (92,782)       (85,858)
  Net Property & Equipment                      2,918,526        659,303

Other Assets:
Security deposit on airplane engines              240,000              0

Total Assets                                 $  3,261,526    $ 2,099,200

Liabilities & Equity

Current Liabilities:
Accounts Payable                                $ 100,000    $   100,000
Accrued Expenses                                    8,625              0
Current portion of long-term debt                       0              0
  Total current liabilities                       108,625        100,000

Long-term debt                                    865,948              0

Equity:
Preferred stock - 2,000,000
  authorized $0.01 par value
  66,500 issued & outstanding                         665           665

Common Stock   1,500,000,000
  authorized $0.0001 par value
  1,118,814,994 issued & outstanding
  (743,580,039 in 2008)                           111,881        74,358

Additional paid in capital                     51,747,347    32,102,590

Deficit Accumulated During
  Development Stage                           (49,572,940)  (30,178,413)

Total Equity                                 $  2,286,953   $ 1,999,200

Total Liabilities & Equity                   $  3,261,526   $ 2,099,200

The accompanying footnotes are an integral part of these financial statements.

                   Baltia Air Lines, Inc.
              (A Development Stage Company)
                STATEMENTS OF OPERATIONS

                                                   Years Ended            Inception to
                                            12/31/2010     12/31/2009       12/31/2010
Revenue                                  $            0    $          0     $          0

Costs & Expenses
 General & administrative                    18,560,838      11,403,476       45,324,992
 FAA certification costs                        804,418         756,386        2,033,296
 Training                                             0               0          225,637
 Depreciation                                     6,924          13,072          339,603
 Other                                                0               0          568,245
 Interest                                        19,504            (471)       1,069,725
   Total Costs & Expenses                    19,391,684      12,172,463       49,561,498

Net Loss before income taxes                (19,391,684)    (12,172,463)     (49,561,498)

Provision for Income Taxes                        2,843           3,087           11,442

Deficit Accumulated During
        Development Stage                 $ (19,394,527)   $(12,175,550)    $(49,572,940)

Net loss per weighted share,
  basic and fully diluted                        ($0.02)         ($0.03)

 Weighted average number of common
  shares outstanding,
  basic and fully diluted                   913,981,784     476,403,471

The accompanying footnotes are an integral part of these financial statements.


                    Baltia Air Lines, Inc.
                (A Development Stage Company)
                 STATEMENTS OF CASH FLOWS

                                                         Years Ended  December 31      Inception to
                                                             2010          2009        Dec 31, 2010
Cash flows from operating activities:
Deficit Accumulated During Development Stage            $(19,394,527) $(12,175,550)   $(49,572,941)
Adjustments required to reconcile deficit accumulated
  during development stage to cash used in operating
  activities:
Depreciation                                                   6,924        11,923         338,454
Amortization of loan discount                                 10,925             0          10,925
Expenses paid by issuance of common stock                 15,009,850     9,697,478      32,024,266
(Increase) decrease in prepaid expenses                      (50,160)            0         350,141
Increase in accounts payable & accrued expenses                8,625        85,000       3,260,106
   Cash flows used by operating activities:               (4,408,364)   (2,381,149)    (13,589,050)

Cash flows from investing activities:
Purchase of equipment                                     (2,266,147)     (605,094)      3,194,366)
Security deposits                                           (240,000)            0        (240,000)
   Cash used in investing activities                      (2,506,147)     (605,094)     (3,434,366)

Cash flows from financing activities:
Proceeds from issuance of common stock                     4,377,454     3,701,900      15,481,737
Proceeds from issuance of preferred stock                          0             0           2,753
Loans from related parties                                         0             0       1,351,573
Repayment of related party loans                                   0             0        (368,890)
Proceeds of long-term debt                                 1,150,000             0       1,109,183
Acquisition of treasury stock                                      0             0        (500,100)
 Cash generated by financing activities                    5,527,454     3,701,900      17,076,256

Change in cash                                            (1,387,057)      715,657          52,840
Cash-beginning of period                                   1,439,897       724,240               0

Cash-end of period                                       $    52,840   $ 1,439,897    $     52,840

Supplemental cash flow disclosures:
 Cash paid during year of interest                       $    19,504   $      (417)

 Fair value of equity instruments issued as partial
  payment for the acquisition of a Boeing 747-200
  airplane.                                              $         0   $    25,000

 Fair Value ofequity instruments issues as loan
  incentives                                             $   294,297   $         0



The accompanying footnotes are an integral part of these financial statements.


             Baltia Air Lines, Inc.
         (A Development Stage Company)
     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                         Deficit
                                                                                        Accumulated
                                                                         Additional      During
                                 Preferred Stock        Common Stock        Paid-In     Development
                                   Shares  Amount     Shares      Amount    Capital      Stage            Total
Balance at December 31, 2006       66,500    665   122,394,909   12,240   10,486,192   (10,493,582)          5,515

Exercise of Warrants and Options                    58,000,000    5,800      239,700                       245,500
Shares issued and issuable for cash                 60,670,637    6,067    2,450,438                     2,456,505
Shares issued for services                          38,384,988    3,838    3,021,429                     3,025,267
Options issued for services                                                   35,768                        35,768
Net Loss                                                                                (3,760,743)     (3,760,743)

Balance at December 31, 2007       66,500    665   279,450,534   27,945   16,233,527   (14,254,326)      2,007,812

Exercise of Warrants and Options                    46,000,000    4,600                                      4,600
Shares issued and issuable for cash                    816,625       82       46,368                        46,450
Shares issued for services                          29,500,000    2,950      673,000                       675,950
Options issued for services                                                1,764,099                     1,764,099
Net Loss                                                                                (3,748,537)     (3,748,537)

Balance at December 31, 2008       66,500    665   355,767,159   35,577   18,716,994   (18,002,863)        750,374

Exercise of Warrants and Options                    32,000,000    3,200                                      3,200
Shares issued and issuable for cash                154,034,244   15,403    3,686,497                     3,701,900
Shares issued for services                         200,778,636   20,078    9,430,413                     9,450.491
Options issued for services                                                  243,787                       243,787
Stock issued to purchase airplane                    1,000,000      100       24,900                        25,000
Net Loss                                                                               (12,175,550)    (12,175,550)

Balance at December 31, 2009       66,500    665   743,580,039   74,358   32,102,591   (30,178,413)      1,999,200

Shares issued and issuable for cash                115,776,464   11,578    4,365,876                     4,377,454
Shares issued for services                         252,658,491   25,266   14,984,584                    15,009,850
Fair value of options issued as loan incentive                                92,745                        92,745
Stock issued as loan incentive                       6,800,000      680      201,552                       202,232
Net Loss                                                                               (19,394,572)    (19,394,572)

Balance at December 31, 2010       66,500    665 1,118,814,994  111,881   51,747,348   (49,572,940)      2,286,953


The accompanying footnotes are an integral part of these financial statements.

BALTIA AIR LINES, INC.
(A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


1.	Organization and Operation

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

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


3.	Summary of Significant Accounting Policies

Basis of Presentation:

The financial statements have been presented in a "development stage" format. Since inception, our primary activities have been raising of capital, obtaining financing and of obtaining route authority and approval from the DOT and the FAA. We have not commenced our principal revenue producing activities.

Use of Estimates

The preparation of financial statements inconformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and Cash Equivalents

For financial statement presentation
purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments under FASB ASC Topic 825, "Financial Instruments," approximate their carrying amounts presented in the accompanying consolidated statements of financial condition at December 31, 2010 and 2009.

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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


  Year    Interest       Dividend    Expected      Expected
             Rate           Yield   Volatility  Life in Years
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

Under ASC Topic 815 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


3.	Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

Interest and Penalty Recognition on Unrecognized Tax Benefits
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized as of and for the periods ended December 31, 2010 and 2009.
Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2007. We are not under examination by any jurisdiction for any tax year. At December 31, 2010 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FASB ASC Topic 740, "Income Taxes."

Recent Accounting Pronouncements

Recently Adopted Standards

On October 1, 2009, the Company adopted FASB ASC Topic 820-10 (ASC 820-
10), "Fair Value Measurements and Disclosures," for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of ASC 820-10 did not have a material impact on the Company's financial statements.
In August 2009, the FASB issued Accounting Standards Update 2009-05 (ASU 2009-05), "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value," to amend FASB ASC Topic 820, "Fair Value Measurements and Disclosures," to provide guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. The Company adopted the guidance in 2009, and there was no material impact on the Company's consolidated financial statements or related footnotes.
F-16

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

In April 2009, the FASB provided additional guidance for estimating fair value in accordance with FASB ASC Topic 820, "Fair Value Measurements and Disclosures," when the volume and level of activity for the asset or liability have significantly decreased. This additional guidance re-emphasizes that regardless of market conditions the fair value measurement F-17

BALTIA AIR LINES, INC.
(A Development Stage Company)
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

BALTIA AIR LINES, INC.
(A Development Stage Company)
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

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


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

In December 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic
810)-Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities (ASU No. 2009-17). ASU No. 2009-17 requires a qualitative approach for determining the primary beneficiary of a variable interest entity and replaces the quantitative evaluation previously set forth under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities . This approach is focused on identifying the reporting entity that has the ability to direct the activities of a variable interest entity that most significantly affects the entity's economic performance and has the obligation to absorb the entity's losses or has the right to receive benefits from the entity. ASU No. 2009-17, among other things, will require enhanced disclosures about a reporting entity's involvement in variable interest entities. The adoption of the additional requirements is not expected to have any financial impact on the Company's financial statements.

BALTIA AIR LINES, INC.
(A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


4.	Stockholders' Equity

Description of Securities

Common Stock

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

Recent Issuance of Unregistered Securities during the year ended December 31, 2010:

Stock Issued for Cash

We issued 115,776,464 shares of our common stock in exchange for receiving a total of $4,377,454 in cash net of offering expenses of $1,094,366. The shares are registered and not subject to restrictions as to transferability.

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


4.	Stockholders' Equity (Continued)


Stock Issued for Services

We issued 252,658,491 shares of our common stock in exchange for services. The shares were valued at $15,009,850 or about $0.059 per share, which reflected the weighted average market value at the time of issuance. 149,000,000 of the shares valued at approximately $8.8 million were issued to Igor Dmitrowsky our president. We also issued
6.8 million shares valued at $202,000 as a debt incentive.

Recent Issuance of Unregistered Securities during the year ended December 31, 2009:

Stock Issued for Cash

We issued 154,034,244 shares of our common stock in exchange for receiving a total of $3,701,900 in cash net of offering expenses of $576,000. The shares are not registered and subject to restrictions as to transferability.

Stock Issued for Services

We issued 200,738,636 shares of our common stock in exchange for services. The shares were valued at $9,450,000 or about $0.047 per share, which reflected the weighted average market value at the time of issuance. 116,000,000 of the shares valued at approximately $5.4 million were issued to Igor Dmitrowsky our president. We also issued 1.0 million shares valued at $25,000 as a component of the total consideration paid to acquire a Boeing 747 airplane. These shares are not registered and are subject to restrictions as to transferability.

Stock Issued Due to Exercise of Warrants & Options during the year ended and subject to restrictions as to transferability.

During 2009, Mr. Dmitrowsky exercised 32,000,000 warrants to acquire a like amount of shares of Common Stock. The options were exercised at the $0.0001 strike price. The exercise price was offset against accrued compensation of $3,200.

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


4.	Stockholders' Equity (continued)

Summary of Option Activity

The following table provides summary information on options issued by our company in unapproved equity compensation plans; the warrants exercised to date; the warrants that are presently exercisable and the current exercise prices of such warrants.

All Plan & Non-Plan Compensatory Type Options

                                                  Weighted
                                                   average
                                      Weighted    remaining
                                      average     contractual   Aggregate
                                      exercise       term       intrinsic
                         Shares       price      (years)         value<FN1>


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

<FN1>
Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price


BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


4.	Stockholders' Equity (continued)


The following table summarizes the status of the Company's aggregate warrants as of December 31, 2010:


                 Options Outstanding                                 Options Exercisable
                                          Weighted
                               weighteD   average                          weighted
Range of                       average    remaining                        average
exercise                       exercise   life in                          exercise
prices            Shares       price       months         shares           price

$ 0.01-$ 0.05   29,149,318     $0.02       16.4            29,149,318         $0.02
$ 0.06-$ .25     3,230,000     $0.15       43.3             3,230,000         $0.15

Total Shares    32,379,318                                 32,379,318




5.	 Income Taxes

The Company has approximately $ 11.6 million in available net operating loss carryovers available to reduce future income taxes.
These carryovers expire at various dates through the year 2030. The Company has adopted FASB ASC Topic 740, "Accounting for Income Taxes," which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $4.6 million.

Utilization of federal and state NOL and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


6.	 Commitments and Contingencies

Facilities: The Company leases office space for its administrative offices, under three month to month agreements, at a combined monthly rental of approximately $32,000. In 2010 and 2009 expense was $387,898 and 131,895, respectively.


7.	Long-Term Debt- Related Party

On December 1, 2010, the Company entered into a loan arrangement with a company owned or controlled by one of our directors for a total amount of $1,150,000. The Company issued a note bearing interest at 9 percent per annum, payable quarterly and maturing on March 31, 2013. The Company is obligated to repay the note prior to the maturity date upon raising $4 million or from the proceeds of operating revenue. As a loan inducement, the Company issued 6.8 million shares of common stock and 3.4 million warrants. A placement fee of $50,000 was paid from the proceeds of this loan. The note is secured by both aircraft up to a limit of $2.9 million.

The Company recorded the relative fair value of the shares and warrants in the amount of $294,297 as additional paid-in capital and established a discount on the debt. The discount is being amortized over the life of the note (27 months) at an effective rate of 14.98. The note is carried net of the discount. Future accretion of the carrying value of the note is expected as follows:

Face amount of note                              $1,150,000
Amortization of discount through 2011              (125,566)
Amortization of discount through 2012              (158,597)
Current carrying value                             $865,837


8.	Management's Plan of Operation

We believe we currently have sufficient capital to commence revenue flight operations and to maintain our current level of operations.
During 2010 we continued to finance our operations through the issuance of our common stock and the continued exercise of warrants. We will continue into 2011 to finance our operations as we did in 2010. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $180,000-$200,000. Based on current reserves we have sufficient capital to support our development stage operations through the most of 2011.

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


8.	Management's Plan of Operation (continued)

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

9.	Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2009 through the date these financial statements were filed with the Securities and Exchange Commission.

During the first quarter of 2011, the Company raised $1.5 million in private placements, to support the start of revenue flight operations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: May 11, 2011

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                TITLE                      DATE

/s/ Igor Dmitrowsky    Chairman, CEO and CFO          May 11, 2011
Igor Dmitrowsky      (Principal Executive Officer
                      and Principal Accounting
                           Officer)

/s/ Walter Kaplinsky  Secretary and Director          May 11, 2011
Walter Kaplinsky

/s/ Andris Rukmanis   V.P. Europe and Director        May 11, 2011
Andris Rukmanis

/s/ Vick Luis Bolanos      Director                   May 11, 2011
Vick Luis Bolanos

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

Date: May 11, 2011

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

Date: May 11, 2011

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)