Form 10-Q
period 2011-03-31
BALTIA AIR LINES INC
filed 2011-05-23
CIK 869187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                               FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Number of shares of the registrant's common stock outstanding as of May 12, 2011: 1,330,970,915 shares of Common Stock


  PART ONE - FINANCIAL INFORMATION

  Item 1.  Financial Statements.

                      BALTIA AIR LINES, INC.
                  (A Development Stage Company)
                        BALANCE SHEETS

ASSETS
                                           3/31/2011           12/31/2010
                                          (Unaudited)
  Current Assets
     Cash                              $     35,000         $    52,840
     Prepaid Expenses                        50,160              50,160
  Total Current Assets                       85,160             103,000

 Property and Equipment
      Equipment                           3,088,731           3,011,308
      Less Accumulated Depreciation         (95,282)            (92,782)
  Net Property and Equipment              2,993,449           2,918,526

 Other Assets
      Security Deposit Airplane Engines     240,000             240,000

     TOTAL ASSETS                       $ 3,318,609         $ 3,261,526


  LIABILITIES AND STOCKHOLDERS EQUITY

  Current Liabilities
    Accounts Payable                   $    210,627    $        100,000
    Accrued Expenses                         34,500               8,625
    Current portion of long-term debt             0                   0
     Total current liabilities              245,127             108,625

  Long-term debt                            898,018             865,948

  Equity
  Preferred Stock                               665                 665
  Common Stock                              118,363             111,881

     Paid-in-Capital                     54,401,027          51,747,347
     Deficit Accumulated During
      Development Stage                 (52,344,591)        (49,572,940)
     Total Equity                         2,175,464           2,286,953
   TOTAL LIABILITIES AND
       STOCKHOLDERS EQUITY             $  3,318,609    $      3,261,526

  See notes to unaudited interim financial statements.


                      BALTIA AIR LINES, INC.
                  (A Development Stage Company)
                      STATEMENT OF OPERATIONS


                                     Three Months Ended  August 24, 1989
                                        March 31,        (Inception) to
                                 2011        2010        March 31, 2011
                             (Unaudited)  (Unaudited)      (Unaudited)

   Revenues                              0             0               0

   Costs & Expenses

   General and
      Administrative        $    2,610,324   $ 6,775,278     $ 47,935,316
   FAA Certification               100,882       390,100        2,134,178
   Training Expense                      0             0          225,637
   Depreciation                      2,500         3,500          342,103
   Other                                 0             0          568,245
   Interest                         57,945             0        1,127,670
      Total expenses             2,771,651     7,168,878       52,333,149
   Loss before income taxes     (2,771,651)   (7,168,878)     (52,333,149)

   Income Taxes                          0         1,100           11,442

   Deficit Accumulated During
      Development Stage:    $   (2,771,651)  $(7,169,978)   $ (52,344,591)
   Per share amounts:
   Loss                                Nil           Nil
   Weighted Average Shares
      Outstanding            1,150,504,772   790,640,603

   See notes to unaudited interim financial statements.


                      BALTIA AIR LINES, INC.
                  (A Development Stage Company)
                    STATEMENT OF CASH FLOWS

                                         Three Months Ended          Aug 24, 1989
                                              March 31,            (inception) to
                                         2011           2010       March 31, 2011
                                     (Unaudited)    (Unaudited)     (Unaudited)
   Cash flows from Operating Activities:
   Deficit Accumulated During
         Development Stage            $(2,771,651) $ (7,169,978)    $(52,344,592)
   Adjustments to reconcile net
   loss to net cash provided by
   operations:
   Depreciation                             2,500         3,500          340,954
   Amortization of loan discount           32,070             0           42,995
   Expenses paid by issuance of
        common stock                    1,253,850     5,948,387       33,278,115
   (Increase) decrease in prepaid
        expenses                                0       (47,433)         350,141
   Change in payables & accrued expenses  136,502             0        3,396,608
     Cash used by operating activities:(1,346,729)   (1,265,524)     (14,935,779)

   Cash flows from investing activities:
   Purchase of Equipment                  (77,422)            0       (3,271,788)
   Security Deposits                            0             0         (240,000)
     Cash used in investing activities:   (77,422)     (240,000)      (3,511,788)

   Cash flows from financing activities:
   Issuance of Common Stock             1,406,311       850,484       16,888,048
   Issuance of Preferred Stock                  0             0            2,753
   Loans from related parties                   0             0        1,351,573
   Repayment of related party loans             0             0         (368,890)
   Proceeds of long-term debt                   0             0        1,109,183
   Acquisition of Treasury Stock                0             0         (500,100)
     Cash generated by financing:       1,406,311       850,484       18,482,567
   Change in cash                         (17,840)     (655,040)          35,000
   Cash-beginning of period                52,840     1,439,897                0
     Cash -end of period               $   35,000   $   784,857    $      35,000

   See notes to unaudited interim financial statements.


                      BALTIA AIR LINES, INC.
                  (A Development Stage Company)

            UNAUDITED STATEMENT OF SHAREHOLDERS' EQUITY


                                       Preferred             Common                            Deficit
                                                                                               Accumulated
                                                                      Common    Additional     During
                                              Par                     Stock     Paid-In        Development
                                    Shares   Value       Shares       Amount    Capital        Stage
Balance at December 31, 2010          66,500   665    1,118,814,994    111,881     51,747,348     (49,572,940)

Shares issued for cash                                   39,743,000      3,974      1,402,337
Shares issued for services                               25,077,000      2,508      1,251,342

Net Loss                                                                                           (2,771,651)

Balance at March 31, 2011             66,500   665    1,183,634,994    118,363     54,401,027     (52,344,591)

See notes to unaudited interim financial statements.

         BALTIA AIR LINES, INC.
     (A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2011

1.     Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2010 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.      Stockholders' Equity

Stock Issued for Services

During the three months ended March 31, 2011 we issued 25,077,000 shares of our common stock in exchange for services. The shares were valued at $ 1.254 million or about $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the three months ended March 31, 2010 we issued 74,347,250 shares of our common stock in exchange for services. The shares were valued at $ 5,948,387 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

Stock Issued for Cash

During the three months ended March 31, 2011 we issued 39.7 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 1.406 million or about $0.035 weighted average per share.

During the three months ended March 31, 2010 we issued 19.8 million and 44 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 850,000 or about $0.043 weighted average per share. The options were exercised at par value.


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

In the first quarter of 2011, we leased engines on a power by the hour basis from Logistic Air, Inc. The Engines have been delivered and installed.

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

Baltia plans to operate efficiently and provide consistent high quality service to passengers and cargo shippers alike in order to establish the Company as the preferred airline in the market. The Company also plans to use targeted marketing of its service to maintain and grow its market share.

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

In order to start revenue flight operations, the Company has to complete FAA Air Carrier Certification. During the past two years the Company has been participating in air carrier certification. The Company will carry airline liability insurance as required for a US airline by DOT regulation.

As of March 31, 2011, Baltia had twenty full-time employees and fifteen part-time employees. Baltia's staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.

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

As of March 31, 2011, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended March 31, 2011 was $0 (also none during the three-month period ended March 31, 2010).


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

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2011 and 2010 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses decreased $4,164,954 to $2,610,324 in the three months ended March 31, 2010 as compared to $6,775,278 in the three months ended March 31, 2010.

Primarily as a result of the foregoing, we incurred a net loss of $2,771,651 in the three months ended March 31, 2011 as compared to a net loss of $7,168,878 in the three months ended March 31, 2010.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2011, our working capital was $(159,967), a decrease of $154,342 from the $(5,625) reported for the comparable period in 2010. Stockholders' equity was $2,175,464 and $2,286,953 at March 31, 2011 and 2010, respectively, a decrease of $111,789 (5%). We had unrestricted cash balance of $35,000 at March 31, 2011, as compared to $52,840 at March 31, 2010.

Our operating activities utilized $1,346,729 in cash during the three months ended March 31, 2011, an increase of $81,205 from the $1,265,524 in cash utilized during the three months ended March 31, 2010.

Our financing activities, from issuance of common stock, provided
$1,406,311 and $850,484 in cash during the three months ended March 31, 2011 and 2010, respectively.

As a result of the foregoing, our unrestricted cash decreased by 749,857 to $35,000 at March 31, 2011, as compared to $784,857 at
March 31, 2010.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2011.

Item 3.   Quantitative and Qualitative Disclosures About Market
Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2010, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2011 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of
Proceeds.

During the three months ended March 31, 2011 we issued 25,077,000 shares of our common stock in exchange for services. The shares were valued at $1.254 million or about $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

During the three months ended March 31, 2011 we issued 39.7 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $1.406 million or about $0.035 weighted average per share. The options were exercised at par value.

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

DATED THIS 20th DAY OF MAY 2011

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) for the registrant and have:

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

Date: May 20, 2011


/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


Date: May 20, 2011

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)