Form 10-Q
period 2011-06-30
BALTIA AIR LINES INC
filed 2011-08-19
CIK 869187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

BALTIA AIR LINES, INC.

(Exact name of registrant as specified in its charter)

New York	14-1568099
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

63-25 SAUNDERS STREET, SUITE 7I,

REGO PARK, NY 11374

 (Address of principal executive offices)

Issuer's telephone no: (718) 275 5205

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |  | Yes   |  | No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|    Accelerated Filer |_|    Smaller reporting company |X|

Non Accelerated Filer |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_|   NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	August 18, 2011
Common Stock	1,638,760,037

BALTIA AIR LINES, INC.

PART I – Item 1 – FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

	June 30, 2011	December 31, 2010
	(unaudited)
Assets

Current Assets
Cash	$44,366	$52,840
Prepaid expenses	0	50,160
Total current assets	44,366	103,000

Property and Equipment:
Equipment	3,217,046	3,011,308
Accumulated depreciation	(97,782)	(92,782)
Net property and equipment	3,119,264	2,918,526

Other Assets:
Security deposit on airplane engines	268,087	240,000

Total Assets	$3,431,717	$3,261,526

Liabilities and Equity

Current Liabilities:
Accounts payable	$210,000	$100,000
Accrued expenses	$60,375	$8,625
Current portion of long-term debt	0	0
Total current liabilities	270,375	108,625

Long-term debt, net of discount	931,772	865,948

Equity:
Preferred stock-2,000,000 authorized $0.01 par value
66,500 issued and outstanding	665	665
Common stock-1,500,000,000 authorized $0.0001 par value
1,471,225,399 issued and outstanding (1,118,814,994 in Dec)	147,123	111,881
Additional paid in capital	66,763,736	51,747,347
Deficit Accumulated During Development Stage	(64,681,953)	(49,572,940)
Total Equity	2,229,571	2,286,953

Total Liabilities & Equity	$3,431,718	$3,261,526

 See notes to financial statements

BALTIA AIR LINES, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		8/29/89 (Inception) to
	2011	2010	2011	2010	6/30/2011

Revenue	$0	$0	$0	$0	$0

Costs and Expenses:
General and administrative	12,139,761	3,632,954	14,750,085	10,408,232	60,075,077
FAA certification costs	135,472	30,609	236,354	420,709	2,269,650
Training	0	0	0	0	225,637
Depreciation	2,500	0	5,000	3,500	344,603
Other	0	0	0	0	568,245
Interest expense (income)	59,629	(45)	117,574	(45)	1,187,299
Total Costs and Expenses	12,337,362	3,663,518	15,109,013	10,832,396	64,670,511

Loss before income taxes	(12,337,362)	(3,663,518)	(15,109,013)	(10,832,396)	(64,670,511)

Income taxes	0	(405)	0	695	11,442

Deficit Accumulated During Development Stage	($12,337,362)	($3,663,113)	($15,109,013)	($10,833,091)	($64,681,953)
Per share amounts:
Basic:
Loss	Nil	Nil	($0.01)	($0.01)
Weighted Average Shares Outstanding	1,280,198,196	852,727,022	1,240,250,677	825,154,041
Per share amounts:
Basic:
Loss	Nil	Nil	($0.01)	($0.01)
Weighted Average Shares Outstanding	1,280,198,196	852,727,022	1,240,250,677	825,154,041

See notes to financial statements.

BALTIA AIR LINES, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		8/29/89 (Inception) to
Statement of Cash Flows	2011	2010	6/30/2011

Cash flows from operating activities:
Deficit Accumulated During Development Stage	($15,109,013)	($10,833,091)	($64,681,954)
Adjustments required to reconcile deficit accumulated
development stage to cash used in operating activities:
Depreciation	5,000	3,500	343,454
Amortization of loan discount	65,824	0	76,749
Expenses paid by issuance of common stock and options	10,859,194	8,551,650	42,883,459
(Increase) decrease in prepaid expenses	50,160	(31,617)	400,301
Increase in accounts payable and accrued expenses	161,750	0	3,421,856
Cash flows used by operating activities:	(3,967,085)	(2,309,558)	(17,556,135)

Cash flows from investing activities:
Purchase of equipment	(205,737)	(10,183)	(3,400,103)
Security deposits	(28,087)	(240,000)	(268,087)
Cash used in investing activities	(233,824)	(250,183)	(3,668,190)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,192,435	1,633,321	19,674,172
Proceeds from issuance of preferred stock	0	0	2,753
Loans from related parties	0	0	1,351,573
Repayment of related party loans	0	0	(368,890)
Proceeds of long-term debt	0	0	1,109,183
Acquisition of treasury stock	0	0	(500,100)
Cash generated by financing activities	4,192,435	1,633,321	21,268,691

Change in cash	(8,474)	(926,420)	44,366
Cash-beginning of period	52,840	1,439,897	0
Cash-end of period	$44,366	$513,477	$44,366

See notes to financial statements.

BALTIA AIR LINES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER EQUITY

(Unaudited)

	Preferred		Common
	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage
Balance at December 31, 2010	66,500	$665	1,118,814,994	$111,881	$51,747,348	($49,572,940)
Stock issued and issuable for cash			133,090,232	13,309	4,179,126
Stock issued for services @$.05/share			219,320,173	21,933	10,837,261
Net Loss						(2,771,651)
Balance at June 30, 2011	66,500	$665	1,471,225,399	$147,123	$66,763,735	($52,344,591)

See notes to financial statements.

BALTIA AIR LINES, INC.

(a Development Stage Company)

Notes to Unaudited Interim Financial Statements - June 30, 2011

NOTE 1: Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2010 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.

NOTE 2: Earnings/Loss Per Share

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

NOTE 3: Stockholders' Equity

Stock Issued for Services -  During the six months ended June 30, 2011 we issued 219.3 million shares of our common stock in exchange for services.  The shares were valued at $ 10.9 million or about $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the six months ended June 30, 2010 we issued 106,885,000 shares of our common stock in exchange for services.  The shares were valued at $ 8,550,000 or about $0.08 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash -During the six months ended June 30, 2011, we issued 133,090 million shares of our common stock in exchange for cash.  The shares sold for cash were subscribed at $ 4.2 million or about $0.032 weighted average per share.

During the six months ended June 30, 2010 we issued 31.9 million shares of our common stock in exchange for cash.  The shares sold for cash were subscribed at $ 1,633,000 or about $0.05 weighted average per share.

ITEM 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Baltia Air Lines, Inc. the “Company” or “Baltia” or “Baltia Air Lines”) is the only Part 121 (heavy jet operator) start-up airline in the United States today that has received Government fitness approval.  Baltia is currently conducting the FAA Air Carrier Certification. Baltia Air Lines, Inc. is a New York State corporation,  organized in the State of New York on August 24, 1989.

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

In the first quarter of 2011, we leased engines on a power-by-the-hour basis from Logistic Air, Inc.  The engines have been delivered and installed.

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

Following the commencement of service on the JFK-St. Petersburg route, Baltia’s objective is to develop its route network to Russia, Latvia, Ukraine, and Belarus.  Baltia intends to provide full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks are subject to registration.

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swissair also provide service. However, foreign carriers are required to have intermediate stops at transit airports in their respective countries (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.) because they are “third nation” airlines and as such cannot fly directly between the US and Russia (only a US airline as well as a reciprocating Russian airline is eligible to fly nonstop).   Delta and two Russian airlines, Aeroflot and Transaero, currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia can reapply.

Baltia’s objective is to establish itself as the leading non-stop carrier in the market niche over the North Atlantic with operations that are profitable and growing over time. In order to accomplish this objective, we intend to establish and maintain high quality service standards which we believe will be competitive with the European airlines currently providing connecting flights.  Baltia does not expect to be in direct competition with deep discount airlines, including several East European airlines and the offspring of the former Soviet airline Aeroflot, which provide connecting flights.

Baltia intends to provide First, Business, and Voyager Class accommodations.  Baltia’s passenger market strategy is tailored to particular preferences of the various segments of its customer base, with marketing attention particularly focused on American business travelers with interests in Russia who require high quality, non-stop service from the US to Russia.

Baltia’s initial marketing strategy is based on existing agencies specializing in the market, selected travel and business publications, supplemented by direct mailings to corporate travel planners, and individual American businesses that are currently involved in Russia. Soon after the inauguration of flight service, Baltia plans to implement its frequent flyer program. As the marketing matures, Baltia plans to advertise to the general public throughout the US, and in Russia.  Baltia also plans to sponsor selected industry and trade events in the US and in St. Petersburg.

Baltia intends to provide customer service and reservations centers in New York and in St. Petersburg, to list Baltia’s schedules and tariffs in the Official Airline Guide, and provide world-wide access to reservations on Baltia’s flights through a major Computer Reservations and Ticketing System (“CRS”).

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

Foreign, stop-over journeys:  With stop-over service, it would take a passenger 10 to 18 hours to fly through Helsinki, Copenhagen, Moscow, or Frankfurt on a foreign carrier. In addition, passengers must change to narrow-body aircraft at a layover airport. Cargo is “broken up” and manually loaded onto narrow-body aircraft, or trucked from Helsinki.

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

With the Boeing 747 true wide-body aircraft Baltia intends to provide cargo service from JFK to St. Petersburg, offering containers, pallets, and block space arrangements.  Baltia expects to carry contract cargo for express shippers.  Baltia also plans to market its own “Baltia Courier,” “Baltia Express,” and “Baltia Priority” express service for letters and packages.  Baltia also expects revenues from diplomatic mail and cargo, under the Fly America Act.

Baltia has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

Baltia intends to start the JFK-St. Petersburg service with one round-trip flight per week, then increase the frequency to three round trips within a four-month period and then to five round trips thereafter.

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

Additional revenues from charter flying:   In conjunction with its Part 121 air carrier certification (“Part 121”), (referring to a Federal Aviation Regulations’ number, is an industry acronym used to describe a US airline operating heavy jet aircraft) for scheduled service, Baltia intends to seek certification for world-wide charter service. Following certification, Baltia plans to utilize aircraft time available between scheduled service to earn additional revenues from charters. We are also considering qualifying our aircraft for military contracts.

In order to start revenue flight operations, the Company has to complete FAA Air Carrier Certification. During the past two years the Company has been participating in air carrier certification.  The Company will carry airline liability insurance as required for a US airline by DOT regulation.

As of June 30, 2011, Baltia had twenty full-time employees and fifteen part-time employees. Baltia’s staff includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.

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

Income Taxes

The Company files a consolidated income tax return with its subsidiaries.  The Company accounts for income taxes in accordance with FASB ASC Topic 740 “Income Taxes”, which requires accounting for deferred income taxes under the asset and liability method.  Deferred income tax asset and liabilities are computed for difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  Significant judgment is required in assessing the timing and amounts of deductible and taxable items and the probability of sustaining uncertain tax positions.  The benefits of uncertain tax positions are recorded in the Company’s financial statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from tax authorities.  When facts and circumstances change, the Company reassesses these probabilities and records any changes in the financial statements as appropriate.

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

Management’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2008. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws.  The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized as of and for the period ended June 30, 2011.

Stock-Based Compensation

The Company complies with FASB ASC Topic 718 “Compensation – Stock Compensation,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period).  No compensation costs are recognized for equity instruments for which employees do not render the requisite service.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  Based on stock options and stock awards that vested during the six month periods ended June 30, 2011 and 2010, the Company recorded approximately $10,859,194  and $8,551,650, respectively, as compensation expense under FASB ASC 718.

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

As of June 30, 2011, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the six-month period ended June 30, 2010 was $0 (also none during the six-month period ended June 30, 2011).

RESULTS OF OPERATIONS

We had no revenues during the six months ended June 30, 2011 and 2010 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased to $14,750,085 in the six months ended June 30, 2011 as compared to $10,408,232 in the six months ended June 30, 2011.  Primarily as a result of the foregoing, we incurred a net loss of $15,109,013 in the six months ended June 30, 2011 as compared to a net loss of $10,833,091 in the six months ended June 30, 2011.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2011, our working capital was $44,366 and our stockholders' equity was $2,229,571. Our working capital decreased from $52,840 at June 30, 2010 and our stockholders' equity increased from $1,351,080 at June 30, 2010. We had unrestricted cash balance of $44,366 at June 30, 2011, as compared to $513,477 at June 30, 2010.

Our operating activities utilized $3,967,085 in cash during the six months ended June 30, 2011, an increase from the $2,309,558 in cash utilized during the six months ended June 30, 2010.

Our financing activities, from issuance of common stock, provided $4,192,435 and $1,633,321 in cash during the six months ended June 30, 2011 and 2010, respectively.

As a result of the foregoing, our unrestricted cash increased to $3,958,611 at June 30, 2011, as compared to $1,383,138 at June 30, 2010.

We had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2011, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2011 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2011 we issued 219,320,173 shares of our common stock in exchange for services.  The shares were valued at $10.9 million or about $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

During the six months ended June 30, 2011 we issued 133,090 million shares of our common stock in exchange for cash.  The shares sold for cash were subscribed at $4.2  million or about $0.08 weighted average per share. The options were exercised at par value.

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

DATED THIS 18th DAY OF AUGUST 2011

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

/s/ Igor Dmitrowsky                                  Date: August 18, 2011

------------------------

Igor Dmitrowsky

Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Igor Dmitrowsky                                                                   Date: August 18, 2011

------------------------

Igor Dmitrowsky

Chief Executive Officer and Chief Financial Officer (principal accounting officer)