Form 10-Q
period 2011-09-30
BALTIA AIR LINES INC
filed 2011-11-21
CIK 869187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	November 18, 2011
Common Stock	1,752,871,186

BALTIA AIR LINES, INC.

PART I – Item 1 – FINANCIAL STATEMENTS

BALTIA AIR LINES, INC.

(A Development Stage Company)

BALANCE SHEET

(Unaudited)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets

Current Assets
Cash	$38,512	$52,840
Prepaid expenses	0	50,160
Total current assets	38,512	103,000

Property and Equipment:
Equipment	3,269,526	3,011,308
Accumulated depreciation	(100,282)	(92,782)
Net property and equipment	3,169,244	2,918,526

Other Assets:
Security deposit on airplane engines	317,293	240,000

Total Assets	$3,525,049	$3,261,526

Liabilities and Equity

Current Liabilities:
Accounts payable	$210,000	$100,000
Accrued expenses	$86,250	$8,625
Total current liabilities	296,250	108,625

Long-term debt, net of discount	964,274	865,948

Equity:
Preferred stock-2,000,000 authorized $0.01 par value
66,500 issued & outstanding	665	665
Common stock-1,500,000,000 authorized $0.0001 par value
1,586,653,881 issued & outstanding (1,118,814,994 in Dec)	158,665	111,881
Additional paid in capital	72,905,343	51,747,347
Deficit Accumulated During Development Stage	(70,800,148)	(49,572,940)
Total Equity	2,264,525	2,286,953

Total Liabilities & Equity	$3,525,049	$3,261,526

 See notes to financial statements

BALTIA AIR LINES, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		8/29/89 (Inception) to
	2011	2010	2011	2010	9/30/2011

Revenue	$0	$0	$0	$0	$0

Costs and Expenses:
General & administrative	5,899,459	3,943,593	20,649,544	14,351,825	65,974,536
FAA certification costs	155,432	232,940	391,786	653,649	2,425,082
Training	0	0	0	0	225,637
Depreciation	2,500	1,000	7,500	4,500	347,103
Other	0	0	0	0	568,245
Interest expense (income)	58,377	(1)	175,951	(46)	1,245,676
Total Costs & Expenses	6,115,768	4,177,532	21,224,781	15,009,928	70,786,279

Loss before income taxes	(6,115,768)	(4,177,532)	(21,224,781)	(15,009,928)	(70,786,279)
Income taxes	2,427	1478	2,427	2,173	13,869

Deficit Accumulated During Development Stage	($6,118,195)	($4,179,010)	($21,227,208)	($15,012,101)	($70,800,148)
Per share amounts:
Basic:
Loss	Nil	Nil	($0.02)	($0.02)
Weighted Average Shares Outstanding	1,528,939,640	942,270,522	1,337,537,800	864,621,866

See notes to financial statements.

BALTIA AIR LINES, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		8/29/89 (Inception) to
Statement of Cash Flows	2011	2010	9/30/2011

Cash flows from operating activities:
Deficit Accumulated During Development Stage	($21,227,208)	($15,012,101)	($70,800,149)
Adjustments required to reconcile deficit accumulated
development stage to cash used in operating activities:
Depreciation	7,500	4,500	345,954
Amortization of loan discount	98,326	0	109,251
Expenses paid by issuance of common stock and options	14,643,192	11,461,769	46,667,457
(Increase) decrease in prepaid expenses	50,160	(15,809)	400,301
Increase in accounts payable & accrued expenses	187,625	0	3,447,731
Cash flows used by operating activities:	(6,240,405)	(3,561,641)	(19,829,455)

Cash flows from investing activities:
Purchase of equipment	(258,217)	(1,158,755)	(3,452,583)
Security deposits	(77,293)	(240,000)	(317,293)
Cash used in investing activities	(335,510)	(1,398,755)	(3,769,876)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,561,588	3,531,227	22,043,325
Proceeds from issuance of preferred stock	0	0	2,753
Loans from related parties	0	0	1,351,573
Repayment of related party loans	0	0	(368,890)
Proceeds of long-term debt	0	0	1,109,183
Acquisition of treasury stock	0	0	(500,100)
Cash generated by financing activities	6,561,588	3,531,227	23,637,844

Change in cash	(14,328)	(1,429,169)	38,512
Cash-beginning of period	52,840	1,439,897	0
Cash-end of period	$38,512	$10,728	$38,512

See notes to financial statements.

BALTIA AIR LINES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER EQUITY

(Unaudited)

	Preferred		Common
	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage
Balance at December 31, 2010	66,500	$665	1,118,814,994	$111,881	$51,747,348	($49,572,940)
Stock issued and issuable for cash			183,185,898	18,319	6,543,269
Stock issued for services @$.05/share			284,652,989	28,466	14,614,726
Net Loss						(21,227,208)
Balance at September 30, 2011	66,500	$665	1,586,653,881	$158,666	$72,905,343	($70,800,149)

See notes to financial statements.

BALTIA AIR LINES, INC.

(a Development Stage Company)

Notes to Unaudited Interim Financial Statements - September 30, 2011

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended September 30, 2011 and 2010. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.

NOTE 2: Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented..

NOTE 3: Stockholders' Equity

Stock Issued for Services -  During the nine months ended September 30, 2011 we issued 284.6 million shares of our common stock in exchange for services.  The shares were valued at $ 14.6 million or about $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the nine months ended September 30, 2010 we issued 168,913,206 shares of our common stock in exchange for services.  The shares were valued at $ 11,461,769 or about $0.068 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash -During the nine months ended September 30, 2011 we issued 183.2 million shares of our common stock in exchange for cash.  The shares sold for cash were subscribed at $ 6.5 million or about $0.035 weighted average per share.

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

Baltia intends to start the JFK-St. Petersburg service with one round-trip flight per week, increase the frequency to three round trips and then to five round trips during mid-summer 2011.

Baltia has been preparing standards for service. The care taken in establishing high standards has implications beyond the launching of the JFK-St. Petersburg flight.  Baltia plans to build operating modules and apply that know-how to develop new markets. Once established, Baltia plans to duplicate its JFK-St. Petersburg standards on flights on other transatlantic routes.  By of year one, Baltia plans to introduce additional aircraft.

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

As of September 30, 2011, Baltia had twenty full-time professionals and fifteen part-time professionals. Baltia’s staff professionals have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.

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

Interest and Penalty Recognition on Unrecognized Tax Benefits

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No interest expense or penalties have been recognized as of and for the period ended September 30, 2011.

RESULTS OF OPERATIONS

We had no revenues during the nine months ended September 30, 2011 and 2010 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses increased to $5,899,459 in the nine months ended September 30, 2011 as compared to $3,943,593 in the nine months ended September 30, 2010.  Primarily as a result of the foregoing, we incurred a net loss of $6,118,195 in the nine months ended September 30, 2011 as compared to a net loss of $4,179,010 in the nine months ended September 30, 2010.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2011, our working capital was $38,512 and our stockholders' equity was $2,264,526.
Our working capital increased from $10,728 at September 30, 2010 and our stockholders' equity decreased from $2,286,953 at September 30, 2010. We had unrestricted cash balance of $38,512 at September 30, 2011, as compared to $10,728 at September 30, 2010.

Our operating activities utilized $6,240,405 in cash during the nine months ended September 30, 2011, an increase from the $3,561,641 in cash utilized during the nine months ended September 30, 2010.

Our financing activities, from issuance of common stock, provided $6,561,588 and $3,531,227 in cash during the nine months ended September 30, 2011 and 2010, respectively.

As a result of the foregoing, our unrestricted cash increased to $38,512 at September 30, 2011, as compared to $10,728 at September 30, 2010.

We had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2011.

Item 3.
  Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T.  Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2011, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2011 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2011, we issued 284.6 million shares of our common stock in exchange for services.  The shares were valued at $14.6 million or about $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

During the nine months ended September 30, 2011 we issued 168,913,206 shares of our common stock in exchange for cash.  The shares sold for cash were subscribed at $11,461,769 or about $0.068 weighted average per share. The options were exercised at par value.

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

Item 3.     Default Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits.

3.1 Certificate of Incorporation of Baltia Air Lines, Inc.

(as amended October 21, 2010 and filed November 2, 2011)

3.2 Bylaws of Baltia Air Lines, Inc.

(as prepared in 2010 and ratified May 18, 2011)

10.1 Aircraft Purchase Agreement of November 24, 2010 between Baltia Air Lines, Inc. And Kalitta Air, LLC .  Incorporated by reference to Exhibit 10.1 on Amended Form 10K for the year ended December 31, 2010.

10.2 Lease Agreement between the Joint Stock Company, Pulkovo Airport, and Baltia Air Lines, Inc. of February 11, 2010.  Incorporated by reference to Exhibit 10.2 on Amended Form 10K for the year ended December 31, 2010.

10.3 Aircraft Purchase Agreement between Logistic Air, Inc. And Baltia Air Lines, Inc. Dated August 12, 2009. Incorporated by reference to Exhibit 10.3 on Amended Form 10K for the year ended December 31, 2010.

10.4 Fuel supply Agreement between Joint Stock Company “SOVEX” and Baltia Air Lines, Inc. Of February 2, 2010.  Incorporated by reference to Exhibit 10.4 on Amended Form 10K for the year ended December 31, 2010.

10.5 Letter evidencing agreement that engines identified in Item 10.6 below may be removed from N705BL and installed on N706BL.   Incorporated by reference to Exhibit 10.5 on Amended Form 10K for the year ended December 31, 2010.

10.6 Engine Lease Agreement between Logistic Air, Inc. and Baltia Air Lines, Inc. Dated January 15, 2010. Incorporated by reference to Exhibit 10.6 on Amended Form 10K for the year ended December 31, 2010.

10.7 Product and Services Agreements between Navtech Systems Support Inc. And Baltia Airt Lines, Inc. Dated January 15, 2010. Incorporated by reference to Exhibit 10.7 on Amended Form 10K for the year ended December 31, 2010.

10.8 Customs Clearance Agreement between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc.dated June 1, 2010.  Incorporated by reference to Exhibit 10.8 on Amended Form 10K for the year ended December 31, 2010.

10.9 Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc.dated January 2004. Incorporated by reference to Exhibit 10.9 on Amended Form 10K for the year ended December 31, 2010.

10.10 First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Airt Lines, Inc. Dated January 15, 2010. Incorporated by reference to Exhibit 10.7 on Amended Form 10K for the year ended December 31, 2010 and with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.11 Flight Training Services Agreement between Pan Am International Flight Academy and Baltia Air Lines, Inc. dated April 19, 2011, with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.12 Access and System and Data Use Agreement between Sabre Inc., and Baltia Air Lines, Inc. dated September 21, 2011, with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

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

DATED THIS 21st DAY OF NOVEMBER 2011

BALTIA AIR LINES, INC.

/s/ Igor Dmitrowsky

------------------------

Igor Dmitrowsky

Chief Executive Officer and Chief Financial Officer(principal accounting officer)