Form 10-K/A
period 2010-12-31
BALTIA AIR LINES INC
filed 2011-12-21
CIK 869187

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

                 For the transition period from         to

               Commission File Number: 001-14519

               Date of Report:    December 21, 2011

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

A.  Board of Directors:

Igor Dmitrowsky

	Igor Dmitrowsky, Chairman and President, Chief Executive Officer and CFO, founded the Company in August 24, 1989. Guiding, directing and maintaining daily operations of the Company has been his full time occupation and executive profession throughout the years. Prior to founding Baltia Air Lines, Inc., in 1979, Mr. Dmitrowsky immigrated from Latvia, learned the English language, attended US university in engineering and business, founded American Kefir Corporation, a dairy distribution company, which completed a public offering in 1986 and from which he retired in 1987 and became a U.S. Citizen. As a hobby he designed and began construction of a personal flying machine, became a pilot and pursued an interest in securities.
	As of December 2010, Mr. Dmitrowsky had the language, culture and social skills necessary to structure a business involving both the United States and Russia. His engineering and business education as well as the above stated experience enables him to manage the various aspects of an international airline.
	No organization to which Mr. Dmitrowsky has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines.

Walter Kaplinsky

	Walter Kaplinsky, Director and Corporate Secretary since 1993, has been a retired engineer for the past five years, contributing his time to the Company. Together with Mr. Dmitrowsky, Mr. Kaplinsky was a co-founder of American Kefir Corporation, where he served full-time professionally as Secretary and Vice President. As an emigre from Russia, he has substantial knowledge of the culture which will be the primary destination of the Company.
	As of December 2010, Mr. Kaplinsky has knowledge of the Company business operations and efforts, collaborating in the development of the Company business plan since inception, through its earlier efforts to commence operations and to date. In exercising the functions of a corporate Secretary, he served the Company diligently over many years, and provides institutional memory and experience with the problems and powers of the corporate structure.
	No organization to which Mr. Kaplinsky has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc..

Andris Rukmanis

	Andris Rukmanis, Director and Vice President Europe, is and has been for more than twenty years a full-time qualified licensed attorney in Latvia, specializing in business law, and has been a Director of the Company since 1990. From 1988 through 1989, he was Senior Legal Counsel for the Town of Adazhi in Riga County, Latvia. From 1989 to 1990, he served as Deputy Mayor of Adazhi.
  	As of December 2010, Mr. Rukmanis had the political experience, legal education, and language as well as cultural skills that were needed by the Company in light of the Baltia's initial market in European foreign Soviet controlled countries.
	No organization to which Mr. Rukmanis has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc..

Vick Luis Bolanos

	Vick Luis Bolanos, has served as Director since 2009. Mr. Bolanos is, and has been since 1992, full-time President of Eastern Construction & Electric, Inc. Since May 2005, Eastern has been the Simplified Acquisition Base Engineering Requirements (SABER) contractor. The USAF uses the SABER contractor to fulfill engineering requirements on a variety of projects, ranging from small renovations to large scale infrastructure needs involving pipelines, electrical substations, and life safety issues. Eastern is also working on McGuire AFB for the Corps of Engineers under a Basic Agreement to both design and build or install several projects and is currently working for the Air Force at Willow Grove Air Station and a Task Order Contract at Fort Monmouth,
New Jersey.
	As of December 2010, Mr. Bolanos had the specific experience of developing a company from the start as 8a. He understands managing large projects to produce growth and profit. He is familiar with working with government agencies and has specific experience working projects in the aviation field. These skills are critical to the Company in light of Baltia's being a start-up company in aviation with the need to initiate and bring to fruition many projects to enable the Company to grow profitably.
	No organization to which Mr. Rukmanis has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc..

B.   Executive Officers In Addition to Mr. Dmitrowsky and Mr. Rukmanis:

Russell Thal

	Russell Thal, Executive Vice President, joined the Company in year 2000 and his full time occupation has been as Executive Vice President of the Company where he has maintained his executive profession. In 1958, he left the US Army and entered the civilian human relations field. In 1964, he joined Ceabord World Airlines as Personnel Manager. Soon was moved to Director of Crew Scheduling and Dispatch and finished as interface with Military Airlift Command for Ceabord. From 1980 to 1981 he was Director of Stations with responsibility for hiring and outfitting all stations for the start-up New York Air. In 1981, Mr. Thal started Compuflight, Inc., and served as President and Chairman until he retired in 2001. Compuflight provided both flight planning and engineering services to the airline industry.
	As of December 2010, Mr. Thal had the specific experience in airline operations and management to assist Baltia President Igor
Dmitrowsky. He functions as head of human resources, purchasing and provide all management services required by the Company. Mr. Thal's experience and skills is particularly needed as Baltia is starting up.
A limited number of people are required with skills in many fields.
	No organization to which Mr. Thal has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc.

Barry Clare

	Barry Clare, Vice President of Finance joined the Company in 2006 and it has been his full-time occupation and profession for the past four
years. From 2004 to 2006 his full-time occupation and profession.   From
2001 to 2004 Mr. Clare had been Chief Operating Officer for Advance Plant Pharmaceuticals, Inc. From 1995 to 1996, Mr. Clare served as Vice President of Intermediaries, Inc., an investment banking firm.

	As of December 2010, Mr. Clare had the specific experience in raising capital that has been absolutely critical to the Company's being able to purchase aircraft, hire specialized experts for pursuing certifications, to enlarge the staff and physical workplace, create and maintain a station in St. Petersburg, Russia, and support the extensive travel required to prepare for commencing international scheduled flights. All this has been maintained financially over the past five years with zero operating revenue.

	No organization to which Mr. Clare has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc.

C.  Nominations for Director:

	Baltia Air Lines, Inc., has had only one new nomination for director, Vick Luis Bolanos, who was nominated and chosen as a director in 2009 because Baltia sought someone with the skills stated above.
The Baltia has four Board members. Each has direct access to others and "hands on" opportunities to advance the Company. Mr. Bolanos was unanimously selected to replace the retiring Board member because he brought insight, experience, and skills that had enabled him to bring Eastern Construction & Electric, Inc. from inception to a large company operating in several geographic locations. Similar to the operations which Mr. Bolanos has been a part of, Baltia is a start-up with plans to become a large company with stations in Russia and in several former Soviet controlled countries.


Item 11.  Executive Compensation.

No cash compensation has been paid to the Company's executive officers during the fiscal years ended December 31, 2009 and 2010.

In 2010, the Company issued 191,000,000 shares of common stock to executive officers, the shares recorded at fair value, awarded as bonus fully earned and non-assessable, and containing no future earned performance or forfeiture requirements. Of this, 149,000,000 shared, valued at $8,800,000 was issued to the Company's President and CEO, Igor Dmitrowsky.

In 2009, the Company issued 150,000,000 shares of common stock to executive officers, the shares recorded at fair value, awarded as bonus fully earned and non-assessable, and containing no future earned performance or forfeiture requirements. Of this, 116,000,000 shares, valued at $5,308,000 was issued to the Company's President and CEO, Igor Dmitrowsky.



SUMMARY COMPENSATION TABLE

                                                                                        Change in Pension
                                                                                         Value and
                                                                        Non-Equity       Nonqualified
                                                                        Incentive Plan   Deferred
Name & Principal     Year  Base                Stock       Option       Compensation     Compensation   All Other
Position                  Salary    Bonus     Awards<FN1>  Awards<FN1>  Earnings         Earnings       Compensation   Total

Igor Dmitrowsky      2010  $0        $0     $8,800,000     $0           $0               $ 0           $ 0             $8,800,000
President, CEO       2009   0         0      5,308,000      0            0                 0             0              5,308,000

Barry Clare          2010   0         0      1,782,230      0            0                 0             0              1,782,230
Vice-President       2009   0         0        474,539      0            0                 0             0                474,539

Russell Thal         2010   0         0        718,833      0            0                 0             0                718,833
Vice-President       2009   0         0        230,048      0            0                 0             0                230,048


    <FN1> These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, possibly resulting in a change to the amounts reported in prior Annual Reports.


EMPLOYMENT AGREEMENTS

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

Item 13.  Certain Relationships and Related Transactions.

Mr. Vick Luis Bolanos was elected to the Baltia Board of Directors while he was, and remains, President and Chairman of Eastern Construction & Electric, Inc. The transaction between Baltia and Eastern was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectibility or present other unfavorable features. This transaction iss discussed further in Note
7 to the Financial Statements infra.

Item 14.  Principal Accountant Fees and Services.

In 2010, 2009 and 2008 the Company paid its independent accountant $7,000 for services in providing an audit of the previous year. All other Company accounting and tax preparations have been done in house.






PART IV.

Item 15.  Exhibits and Financial Statements.

APPENDIX A - Financial States for the Years Ended December 31, 2010 and 2009


Report of Independent Registered Accounting firm              F-1

Balance Sheets as of December 31, 2010 and 2009               F-2

Statements of Operations for the years ended
December 31, 2010 and 2009, and the period August 29,
1989 (inception) to December 31, 2010                         F-3

Statements of Cash Flows for the years ended
December 31, 2010 and 2009, and the period August
29, 1989 (inception) to December 31, 2010                     F-4

Statement of Changes of Stockholders' Equity for the years
ended December 31, 2010, 2009, 2008, and 2007                 F-5

Notes to Financial Statements                         F-6 to F-26


OTHER EXHIBITS

3.1 Certificate of Incorporation of Baltia Air Lines, Inc.
(as amended October 21, 2010 and filed November 2, 2011)

3.2.1 Bylaws of Baltia Air Lines, Inc.
 (amended in 2010 and ratified May 18, 2011)

3.2.2 Bylaws of Baltia Air Lines, Inc.
 (amended and ratified November 7, 2011

10.1 Aircraft Purchase Agreement of November 24, 2010 between Baltia Air Lines, Inc. And Kalitta Air, LLC with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.2.1 Lease Agreement between the Joint Stock Company,
Pulkovo Airport, and Baltia Air Lines, Inc. of February 11, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.3 Aircraft Purchase Agreement between Logistic Air, Inc.
And Baltia Air Lines, Inc. Dated August 12, 2009. with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment

10.4 Fuel supply Agreement between Joint Stock Company "SOVEX" and Baltia Air Lines, Inc. Of February 2, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.5 Letter evidencing agreement that engines identified in
Item 10.6 below may be removed from N705BL and installed on N706BL.

10.6 Engine Lease Agreement between Logistic Air, Inc. and
Baltia Air Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment

10.7 Product and Services Agreements between Navtech Systems Support Inc. and Baltia Airt Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.8.1 Customs Clearance Agreement between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc.dated June 1, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.8.2 Customs Clearance Agreement between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc.dated June 1, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.9.1 Ground Handling Agreement at Pulkovo Airport between
ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. dated
January 2004 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.9.2 Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. dated January 2004 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10-10 through 10-12 intentionally omitted.

10.13.1 Insurance Hull and Liability Policy UA00004495AV09A dated December 2009 through December 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment .

10.13.2 Insurance Hull and Liability Policy UA00004495A VI OA, dated December 2010 through December 2011 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.

10.14 Ground and Passenger Handling at JFK International Airport
Agreement between Swissport North America, Inc. and Baltia Air Lines, Inc. Dated November 16, 2009 for years 2009 through 2012 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.


NOTE: Pursuant to 17 CFR 240.24b-2, confidential information has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission


31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, provided herewith.

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


Report of Independent Registered Accounting firm              F-1

Balance Sheets as of December 31, 2010 and 2009               F-2

Statements of Operations for the years ended
December 31, 2010 and 2009, and the period August 29,
1989 (inception) to December 31, 2010                         F-3

Statements of Cash Flows for the years ended
December 31, 2010 and 2009, and the period August
29, 1989 (inception) to December 31, 2010                     F-4

Statement of Changes of Stockholders' Equity for the years
ended December 31, 2010, 2009, 2008, and 2007                 F-5

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

Capital and Operating Leases

We classify leases at the inception of the lease as either a capital lease or an operating lease. A lease is classified as a capital lease if any of the following conditions are met:
 - the ownership of the leased property is transferred to the lessee by the end of the lease term
 - there is a bargain purchase option,
 - the lease term is at least 75% of the property's estimated remaining economic life or
 - the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property.

A capital lease is accounted for as if there were an acquisition of an asset and an incurrence of an obligation at the inception of the lease. All leases not identified as capital leases are accounted for as operating leases.

We lease office space and aircraft engines under operating leases. The real estate lease agreement contains, among other terms and conditions, tenant improvement allowances, rent holidays, lease premiums, rent escalation clauses and contingent rent provisions. For purposes of recognizing lease incentives, premiums and minimum rental expenses on a straight-line basis over the terms of the leases, we use the date of initial possession to begin amortization, which is generally when we enter the space and begins to make improvements in preparation of intended use.

The sole aircraft engine operating lease is based on hours flown and provides for 4 engines. We accrue a liability and record an expense under this contract on the basis of hours flown. The lease term is two years and expires on February 1, 2012. The lease provides for an escalating minimum guaranteed usage of 50 hours per engine in month five up to 150 hours per engine beginning in month nine. Maintenance costs are based upon cycle usage (take-offs and next subsequent landing) and are in addition to the base hourly rate.

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

In 2010, we raised $4.4 mm in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund expansion.

9.	Subsequent Events

The Company has analyzed its operations subsequent to December 31, 2010 through the date these financial statements were filed with the Securities and Exchange Commission.

During the first quarter of 2011, the Company raised $1.5 million in private placements, to support the start of revenue flight operations.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: December 20, 2011

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                TITLE                      DATE

/s/ Igor Dmitrowsky    Chairman, CEO and CFO          December 20, 2011
Igor Dmitrowsky        Principal Executive Officer

/s/ Igor Dmitrowsky    Chairman, CEO and CFO          December 20, 2011
Igor Dmitrowsky        Principal Accounting
                           Officer

/s/ Walter Kaplinsky  Secretary and Director          December 20, 2011
Walter Kaplinsky

/s/ Andris Rukmanis   V.P. Europe and Director        December 20, 2011
Andris Rukmanis

/s/ Vick Luis Bolanos      Director                   December 20, 2011
Vick Luis Bolanos

Exhibit 31.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Igor Dmitrowsky, certify that:

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

Date: December 20, 2011

/s/ Igor Dmitrowsky    Chairman, CEO and CFO          December 20, 2011
Igor Dmitrowsky      (Principal Executive Officer)

/s/ Igor Dmitrowsky    Chairman, CEO and CFO          December 20, 2011
Igor Dmitrowsky      (Principal Accounting
                           Officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the Report),

I, Igor Dmitrowsky, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: December 20, 2011


/s/ Igor Dmitrowsky    Chairman, CEO and CFO          December 20, 2011
Igor Dmitrowsky      (Principal Executive Officer)

/s/ Igor Dmitrowsky    Chairman, CEO and CFO          December 20, 2011
Igor Dmitrowsky      (Principal Accounting
                           Officer)