Form 10-K/A
period 2010-12-31
BALTIA AIR LINES INC
filed 2012-03-02
CIK 869187

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

                 For the transition period from         to

               Commission File Number: 001-14519

               Date of Report:    March 2, 2012

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


EXPLANATORY NOTE: This amended filing is done to correct certain errors found in the contract exhibits filed previously, and includes a updated Exhibit List as Item 15. The updated exhibits, corrected to fix errors in redaction related to the Company's request for confidential treatment, are filed herewith.


    TABLE OF CONTENTS



PART IV.

Item 15.  Exhibits and Financial Statements.

[NO CHANGE IN FINANCIAL EXHIBITS OR OTHER
EXHIBITS EXCEPT AS NOTED as "CHANGED 3/2/12"]

OTHER EXHIBITS

3.1 Certificate of Incorporation of Baltia Air Lines, Inc.
(as amended October 21, 2010 and filed November 2, 2011)

3.2.1 Bylaws of Baltia Air Lines, Inc.
 (amended in 2010 and ratified May 18, 2011)

3.2.2 Bylaws of Baltia Air Lines, Inc.
 (amended and ratified November 7, 2011

10.1 Aircraft Purchase Agreement of November 24, 2010 between Baltia Air Lines, Inc. And Kalitta Air, LLC with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. CHANGED 3/2/12: Corrections made to redacted portion.

10.2.1 Lease Agreement between the Joint Stock Company,
Pulkovo Airport, and Baltia Air Lines, Inc. of February 11, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.
CHANGED 3/2/12: Corrections made to fix redaction errors.

10.3 Aircraft Purchase Agreement between Logistic Air, Inc. And Baltia Air Lines, Inc. Dated August 12, 2009. with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. CHANGED 3/2/12: Corrections made to fix redaction errors.

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

10.8.1 Customs Clearance Agreement between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc.dated June 1, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. CHANGED 3/2/12: Corrections made to fix redaction errors.

10.8.2 Customs Clearance Agreement between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc.dated June 1, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. CHANGED 3/2/12: Corrections made to fix redaction errors.

10.9.1 Ground Handling Agreement at Pulkovo Airport between
ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. dated
January 2004 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. CHANGED 3/2/12: Corrections made to fix redaction errors.

10.9.2 Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. dated January 2004 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. CHANGED 3/2/12: Corrections made to fix redaction errors.

10-10 through 10-12 intentionally omitted.

10.13.1 Insurance Hull and Liability Policy UA00004495AV09A dated December 2009 through December 2010. CHANGED 3/2/12: Full agreement submitted without redactions as confidentiality request has been withdrawn.

10.13.2 Insurance Hull and Liability Policy UA00004495A VI OA, dated December 2010 through December 2011. CHANGED 3/2/12: Full agreement submitted without redaction as confidentiality request has been withdrawn.

10.14 Ground and Passenger Handling at JFK International Airport Agreement between Swissport North America, Inc. and Baltia Air Lines, Inc. with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.
CHANGED 3/2/12: Corrections made to fix redaction errors.
FURTHER EXPLANATION: This agreement is not executed or effective at this time since Company has no arrivals or departures.

NOTE: Pursuant to 17 CFR 240.24b-2, confidential information has been omitted from certain of the appended exhibits and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: March 2, 2012

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO