Form 10-Q/A
period 2011-09-30
BALTIA AIR LINES INC
filed 2012-03-29
CIK 869187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(filed January 13, 2012 with modified Exhibits 10.10, 10.11, 10.12)

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

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

LIQUIDITY AND CAPITAL RESOURCES

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

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

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

Our operating activities utilized $6,240,405 in cash during the nine months ended September 30, 2011, an increase from the $3,561,641 in cash utilized during the nine months ended September 30, 2010.

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

Our financing activities, from issuance of common stock, provided $6,561,588 and $3,531,227 in cash during the nine months ended September 30, 2011 and 2010, respectively.

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

As a result of the foregoing, our unrestricted cash increased to $38,512 at September 30, 2011, as compared to $10,728 at September 30, 2010.

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

We had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2011.

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

Item 3.

 Quantitative and Qualitative Disclosures
About Market Risk.

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

<o:p> </o:p>

None<o:p></o:p>

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