Form 10-Q/A
period 2011-09-30
BALTIA AIR LINES INC
filed 2012-03-30
CIK 869187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 2 - Date of Report: March 29, 2012)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

BALTIA AIR LINES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2989648
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

63-25 SAUNDERS STREET, SUITE 7I,
REGO PARK, NY 11374

 (Address of principal executive offices)

Issuer's telephone no: (718) 275 5205

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]  NO [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ X ]  NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]    Accelerated Filer [   ]    Smaller reporting company [ X ]

Non Accelerated Filer [   ] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]  NO [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Outstanding as of
Class	November 18, 2011
Common Stock	1,752,871,186

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to Baltia Air Line's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 22, 2011 (the "Form 10-Q"), is solely to amend Item 15 ("Exhibits", specifically to clarify the provisions of Exhibits 10.10, 10.11 and 10.12 for which confidential treatment was sought, but is now withdrawn. The purpose of this Amendment is to file Exhibits 10.10, 10.11 and 10.12 without the previous redactions. These exhibits are described as follows:

  Exhibit 10.10 First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. Dated January 15, 2010. Incorporated by reference to Exhibit 10.7 on Amended Form 10K for the year ended December 31, 2010.
  Exhibit 10.11 Flight Training Services Agreement between Pan Am International Flight Academy and Baltia Air Lines, Inc. dated April 19, 2011.
  Exhibit 10.12 Access and System and Data Use Agreement between Sabre Inc., and Baltia Air Lines, Inc. dated September 21, 2011.

This Amendment contains only the cover page, this Explanatory Note, the Signature Page and Exhibits 10.10, 10.11 and 10.12. No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures contained within the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

DATED THIS 29th day of March, 2012

BALTIA AIR LINES, INC.

/s/ Igor Dmitrowsky
------------------------

Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer(principal accounting officer)