Form 10-K/A
period 2010-12-31
BALTIA AIR LINES INC
filed 2012-04-13
CIK 869187

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

                 For the transition period from         to

               Commission File Number: 001-14519

               Date of Report:    April 11, 2012

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


EXPLANATORY NOTE: This fourth amended filing is done to correct certain errors found in the contract exhibits filed previously, and includes a updated Exhibit List as Item 15. The updated exhibits, corrected to fix errors in redaction related to the Company's request for confidential treatment, are filed herewith. NO CHANGE IN FINANCIAL EXHIBITS OR OTHER EXHIBITS AS PREVIOUSLY FILED EXCEPT AS NOTED as "CHANGED 4/11/12"


    TABLE OF CONTENTS



PART IV.

Item 15.  Exhibits and Financial Statements.


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

10.2.1 Lease Agreement between the Joint Stock Company,
Pulkovo Airport, and Baltia Air Lines, Inc. of February 11, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. CHANGED 3/2/12: Corrections made to fix redaction errors. CHANGED 4/11/2012: Some redaction errors were corrected.

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

10.6 Engine Lease Agreement between Logistic Air, Inc. and
Baltia Air Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. CHANGED 4/11/2012 - Redaction limited to wiring instructions.

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

10.13.1 Insurance Hull and Liability Policy UA00004495AV09A dated December 2009 through December 2010. CHANGED 4/11/2012 - Full agreement submitted without redaction as confidentiality request has been withdrawn.

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

Baltia Air Lines, Inc.

Date: April 11, 2012

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO