Form 10-K
period 2011-12-31
BALTIA AIR LINES INC
filed 2012-04-16
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Mark One
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2011
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Date of Report: April 16, 2012

BALTIA AIR LINES, INC.

(Exact name of Registrant as specified in its charter)

NEW YORK (State of Incorporation)	11-2989648 (IRS Employer Identification No.)
JFK International Airport, Building 151, Jamaica, NY 11430 (Address of principal executive offices) (718) 244 8880 (Registrant's telephone number, including area code)
Title of each class -None-	Name of each Exchange on which registered -None-
Securities Registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, (Title of Class)	$.0001 Par Value
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] - - No [X]
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] - - No [X]
Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] - - No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] - - No [ ]
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Non-accelerated filer [ ]	Accelerated filer [ ] Smaller reporting company [X]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The aggregate market value of the voting common equity held by non-affiliates as of April 10, 2012 is $31,233,039.
The number of shares of the registrant's common stock outstanding as of April 10, 2012 was 1,909,599,529.

TABLE OF CONTENTS

PART 1
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Information
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statement Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosures
Item 9A	Controls and Procedures
Item 9B	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Financial Statements and Other Exhibits

PART I

Item 1. Business.

Baltia Air Lines, Inc. (the "Company" or "Baltia" or "Baltia Air Lines") is a Part 121 (heavy jet operator) start-up United States airline with Government fitness approval and is currently conducting the FAA Air Carrier Certification. Upon completion of the Air Carrier Certification, Baltia will commence scheduled non-stop service from its Base of Operations at Terminal 4, JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg.Baltia Air Lines, Inc. was organized in the State of New York on August 24, 1989.

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

Baltia intends to provide full service, i.e. passenger, cargo and mail. Baltia has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks are subject to registration.

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swiss International also provide service. However, foreign carriers are required to have intermediate stops at transit airports in their respective countries (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.) because they are "third nation" airlines and as such cannot fly directly between the US and Russia (only a US airline as well as a reciprocating Russian airline is eligible to fly nonstop). Delta and two Russian airlines, Aeroflot and Transaero, currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non- stop competitive air transportation service on the routes for which Baltia intends to apply.

Baltia's objective is to establish itself as the leading non-stop carrier in the market niche over the North Atlantic with operations with profitable growth over time. In order to accomplish this objective, we intend to establish and maintain high quality service standards which we believe will be competitive with the European airlines currently providing connecting flights. Baltia does not expect to be in direct competition with deep discount airlines, including several East European airlines and the offspring of the former Soviet airline Aeroflot, which provide connecting flights.

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

With the Boeing 747 wide-body aircraft Baltia intends to provide cargo service from JFK to St. Petersburg, offering containers, pallets, and block space arrangements. Baltia expects to carry contract cargo for express shippers. Baltia also plans to market its own "Baltia Courier", "Baltia Express", and "Baltia Priority" express service for letters and packages. Baltia also expects revenues from diplomatic mail and cargo, under the Fly America Act.

Baltia has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

Baltia intends to start the JFK-St. Petersburg service with one round- trip flight per week, then increase the frequency to three round trips, and then to five round trips.

Baltia plans to build operating modules and apply them in developing new markets. Once established, Baltia plans to duplicate its JFK-St. Petersburg standards on flights on other transatlantic routes.

Additional revenues from charter flying. Concurrently with with its Part 121 air carrier certification ("Part 121") for scheduled service, Baltia is certifying for world wide charter service. Baltia plans to utilize aircraft time available between scheduled service, to earn additional revenues from charters. We may also qualify our aircraft for military contracts.

As of December 31, 2011, Baltia's staff of twenty-five includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Properties.

The Company rents space at Concourse A, Terminal 4, JFK International Airport and has headquarters at Building 151.

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

Fiscal Quarter Ended	High	Low
---------------------------	---------------	----------------
March 31, 2010	.09	.08
June 30, 2010	.08	.04
September 30, 2010	.08	.04
December 31, 2010	.05	.04
March 31, 2011	.04	.04
June 30, 2011	.04	.04
September 30, 2011	.05	.04
December 31, 2011	.05	.04

The Company currently estimates that there are more than 800 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

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

PLAN OF OPERATION

We believe that we have sufficient capital to commence revenue flight operations. During 2011 and into 2012 we continued to finance our operations through the issuance of our common stock. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $100,000-$200,000. Based on current reserves we believe we have sufficient capital to support our development stage operations through the end of 2011.

In 2012 we plan to raise $5 to $8 million in additional financing in order to support revenue flight operations. Based on our prior experience with certification and current preparations management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $1,500,000 is budgeted for certification tasks, and $500,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 20 management and 45 staff personnel.

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

Valuation of Long-Lived Assets: We review the recoverability of our long- lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations.

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

Our primary type of share-based compensation consists of stock-based awards. We use the fair value method in accordance with ASC 718. We also may use stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life in Years
2010	4.4%	0.00%	200%	1
2011	3.0%	0.00%	200%	5

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

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2011 and 2010, because (1) we did not fly aircraft in passenger, charter, or freight service, and (2) we could not sell tickets for those services.

Our general and administrative expenses increased by $5,762,390 to $24,323,228 during fiscal year ended December 31, 2011 as compared to an increase of $7,157,352 during the fiscal year ended December 31,2010. This decrease is primarily attributable to the costs incurred in connection with air carrier certification.

Primarily as a result of air carrier certification, we incurred a net loss of $25,075,497 during the fiscal year ended December 31, 2011 as compared to a net loss of $19,394,527 during the fiscal year ended December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2011, we had cash of $57,390, an increase of $4,550 from the cash balance of $52,840 reported at December 31,2010. Our stockholders' equity was $2,457,590 at December 31, 2011, an increase of $170,637 from the balance of $2,286,953 reported at December 31, 2010.

Our operating activities utilized $7,223,181 in cash during the fiscal year ended December 31, 2011, an increase of $2,814,817 from the $4,408,364 in cash utilized during the fiscal year ended December 31, 2010.

Our financing activities provided $7,807,242 and $5,527,454 in cash during the fiscal year ended December 31, 2011 and 2010, respectively.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2011, except for an investment of approximately $400,000 in our aircraft enhancements and approximately $100,000 in office equipment this year.

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

None

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table summarizes certain information with respect to the executive officers and directors of the board :

Name	Age	Position
Igor Dmitrowsky	56	President, CEO, CFO, Chairman of the Board
Russell Thal	77	Executive Vice President
Barry Clare	53	Vice President Finance
Walter Kaplinsky	74	Secretary, Director
Andris Rukmanis	50	Vice President Europe, Director
Vick Luis Bolanos	52	Director

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

As of December 2011, Mr. Dmitrowsky had the language, culture and social skills necessary to structure a business involving both the United States and Russia. His engineering and business education as well as the above stated experience enables him to manage the various aspects of an international airline.

No organization to which Mr. Dmitrowsky has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines.

Walter Kaplinsky

Walter Kaplinsky, Director and Corporate Secretary since 1993, has been a retired engineer for the past six years, contributing his time to the Company. Together with Mr. Dmitrowsky, Mr. Kaplinsky was a co-founder of American Kefir Corporation, where he served full-time professionally as Secretary and Vice President. As an emigre from Russia, he has substantial knowledge of the culture which will be the primary destination of the Company.

As of December 2011, Mr. Kaplinsky has knowledge of the Company business operations and efforts, collaborating in the development of the Company business plan since inception, through its earlier efforts to commence operations and to date. In exercising the functions of a corporate Secretary, he served the Company diligently over many years, and provides institutional memory and experience with the problems and powers of the corporate structure.

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

As of December 2011, Mr. Rukmanis had the political experience, legal education, and language as well as cultural skills that were needed by the Company in light of the Baltia's initial market in European foreign Soviet controlled countries.

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

As of December 2011, Mr. Bolanos had the specific experience of developing a company from the start as 8a. He understands managing large projects to produce growth and profit. He is familiar with working with government agencies and has specific experience working projects in the aviation field. These skills are critical to the Company in light of Baltia's being a start-up company in aviation with the need to initiate and bring to fruition many projects to enable the Company to grow profitably.

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

As of December 2011, Mr. Thal had the specific experience in airline operations and management to assist Baltia President Igor Dmitrowsky. He functions as head of human resources, purchasing and provide all management services required by the Company. Mr. Thal's experience and skills is particularly needed as Baltia is starting up. A limited number of people are required with skills in many fields.

No organization to which Mr. Thal has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc.

Barry Clare

Barry Clare, Vice President of Finance joined the Company in 2006 and it has been his full-time occupation and profession for the past five years. From 2004 to 2006 Mr. Clare owned his own business as a full-time and profession investment banker. From 2001 to 2004 Mr. Clare had been Chief Operating Officer for Advance Plant Pharmaceuticals, Inc. From 1995 to 1996, Mr. Clare served as Vice President of Intermediaries, Inc., an investment banking firm.

As of December 2011, Mr. Clare had the specific experience in raising capital that has been absolutely critical to the Company's being able to purchase aircraft, hire specialized experts for pursuing certifications, to enlarge the staff and physical workplace, create and maintain a station in St. Petersburg, Russia, and support the extensive travel required to prepare for commencing international scheduled flights. All this has been maintained financially over the past five years with zero operating revenue.

No organization to which Mr. Clare has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc.

C. Nominations for Director:

Baltia Air Lines, Inc., has had only one recent nomination for director, Vick Luis Bolanos, who was nominated and chosen as a director in 2009 because Baltia sought someone with the skills stated above. The Baltia has four Board members. Each has direct access to others and "hands on" opportunities to advance the Company. Mr. Bolanos was unanimously selected to replace the retiring Board member because he brought insight, experience, and skills that had enabled him to bring Eastern Construction & Electric, Inc. from inception to a large company operating in several geographic locations. Similar to the operations which Mr. Bolanos has been a part of, Baltia is a start-up with plans to become a large company with stations in Russia and in several former Soviet controlled countries.

Item 11. Executive Compensation.

No cash compensation has been paid to our executive officers during the fiscal years ended December 31, 2010 and 2011, except $51,000 was paid to the Executive Vice President in 2011.

During the fiscal year ended December 31, 2011, no executive options were granted.

During the fiscal year ended December 31, 2011, no executive stock options were exercised.

In 2011, the Company issued 159,840,816 shares of common stock to executive officers, the shares recorded at fair value, awarded as bonus fully earned and non-assessable, and containing no future earned performance or forfeiture requirements. Of this, 148,500,000 of the shares, valued at $7.2 million, were issued to the Company's President and CEO, Igor Dmitrowsky.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Base Salary	Bonus	Stock Awards*	Option Awards*	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Nonqualified Incentive Plan Compensation	All Other Compensation	Total
Igor Dmitrowsky President, CEO	2011 2010	$ 0 0	$ 0 0	$ 8,800,000 7,200,000	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$8,800,000 7,200,000
Barry Clare Vice-President	2011 2010	0 0	0 0	112,700 1,782,230	0 0	0 0	0 0	0 0	112,700 1,782,230
Rusell Thal Vice-President	2011 2010	51,000 0	0 0	392,000 718,833	0 0	0 0	0 0	0 0	443,000 718,833

* These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, possibly resulting in a change to the amounts reported in prior Annual Reports.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 10, 2012, there were 1,909,529 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2010, the ownership of the Company's Common Stock by (i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

Directors and Officers	Common Shares Beneficially Owned	Percent of Total Outstanding
Igor Dmitrowsky 63-26 Saunders St., Suite 7I Rego Park, NY 11374	621,662,766	36.18
Russell Thal 26 Ridge Drive Port Washington, NY 11050	20,254,600	1.18
Barry Clare 4319 215th St. Bayside, NY 11361	73,499,998	4.3
Vick Luis Bolanos 633 Monroe St. Riverside, NJ 08075	100,466,667	5.58
Walter Kaplinsky 2000 Quentin Rd. Brooklyn, NY 11229	11,500,000	0.67
Andris Rukmanis Kundzinsala, 8 Linija 9. Riga, Latvia LV-1005	5,468,750	0.32
Shares of all directors and executive officers as a group (5 persons)	832,852,781	48.48
Item 13. Certain Relationships and Related Transactions.

Mr. Vick Luis Bolanos was elected to the Baltia Board of Directors while he was, and remains, President and Chairman of Eastern Construction & Electric, Inc. The transaction between Baltia and Eastern was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectibility or present other unfavorable features. This transaction is discussed further in Note 6 to the Financial Statements infra.

Item 14. Principal Accountant Fees and Services.

In 2011, 2010, 2009 and 2008 the Company paid its independent accountant $7,000 for services in providing an audit of the previous year. All other Company accounting and tax preparations have been done in house.

PART IV.

Item 15. Exhibits and Financial Statements.

APPENDIX A - Financial States for the Years Ended December 31, 2011 ad 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Years Ended December 31, 2011 and 2010

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheets of Baltia Air Lines, Inc. ("the Company") as of December 31, 2011 and 2010 and the statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. I was not engaged to perform an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion. In my opinion, these financial statements present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 of the financial statements, the Company has incurred a deficit during its development stage of approximately $75 million and consumed approximately $21 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2012. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
April 16, 2012

APPENDIX A – Financial Exhibits

 Baltia Air Lines, Inc.

Balance Sheet

(A Development Stage Company)

	December 31, 2011	December 31, 2010

Assets

Current Assets
Cash	$57,390	$52,840
Prepaid expenses	-	50,160
Total current assets	57,390	103,000

Property & Equipment:
Equipment	3,513,526	3,011,308
Accumulated depreciation	(109,268)	(92,782)
Net property & equipment	3,404,258	2,918,526

Other Assets:
Security deposit and other	317,293	240,000

Total Assets	$3,778,941	$3,261,526

Liabilities & Equity

Current Liabilities:
Accounts payable	$205,285	$100,000
Accrued expenses	112,125	8,625
Total current liabilities	317,410	108,625

Long-term debt, net of discount	1,003,941	865,948

Stockholders’ Equity:
Preferred stock-2,000,000 authorized $0.01 par value
66,500 issued & outstanding	665	665
Common stock-1,500,000,000 authorized $0.0001 par value
1,718,031,382 issued & outstanding (1,118,814,994 in 2011)	171,803	111,881
Additional paid in capital	76,933,560	51,747,347
Deficit accumulated during development stage	(74,648,438)	(49,572,940)
Total stockholders’ equity	2,457,590	2,286,953

Total Liabilities and stockholders’ equity	$3,778,941	$3,261,526

See Summary of Significant Accounting Policies and
Notes to Financial Statements

Baltia Air Lines, Inc.
Statement of Operations
(A Development Stage Company)

	Years Ended December 31,		8/29/89(Inception) to
	2011	2010	12/31/2011

Revenue	$ -	$ -	$ -

Costs & Expenses:
General & administrative	24,323,228	18,560,838	69,648,220
FAA certification costs	490,851	804,418	2,524,147
Training	-	-	225,637
Depreciation	16,486	6,924	354,940
Other	-	-	569,394
Interest expense (income)	241,493	19,504	1,311,218
Total Costs & Expenses	25,072,058	19,391,684	74,633,556

Loss before income taxes	(25,072,058)	(19,391,684)	(74,633,556)
Income taxes	3,439	2,843	14,882

Deficit Accumulated During Development Stage	($25,075,497)	($19,394,527)	($74,648,438)

Per share amounts:
Basic:
Loss	($0.02)	($0.02)
Weighted Average Shares Outstanding	1,416,885,867	913,981,784

See Summary of Significant Accounting Policies and Notes to Financial Statements

Baltia Air Lines, Inc.
Statement of Cash Flows
(A Development Stage Company)

	Years Ended December 31,		8/29/89(Inception) to
Statement of Cash Flows	2011	2010	12/31/2011

Cash flows from operating activities:
Deficit Accumulated During Development Stage	($25,075,497)	($19,394,527)	($74,648,439)
Adjustments required to reconcile deficit accumulated
development stage to cash used in operating activities:
Depreciation	16,486	6,924	354,940
Amortization of loan discount	137,993	10,925	148,918
Expenses paid by issuance of common stock and options	17,438,892	15,009,850	49,463,157
(Increase) decrease in prepaid expenses	50,160	(50,160)	400,301
Increase in accounts payable & accrued expenses	208,785	8,624	3,468,891
Cash flows used by operating activities:	(7,223,181)	(4,408,364)	(20,812,232)

Cash flows from investing activities:
Purchase of equipment	(502,217)	(2,266,147)	(3,696,583)
Security deposits	(77,293)	(240,000)	(317,293)
Cash used in investing activities	(579,510)	(2,506,147)	(4,013,876)

Cash flows from financing activities:
Proceeds from issuance of common stock	7,807,242	4,377,454	23,288,979
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Proceeds of long-term debt	-	1,150,000	1,109,183
Acquisition of treasury stock	-	-	(500,100)
Cash generated by financing activities	7,807,242	5,527,454	24,883,498

Change in cash	4,550	(1,387,057)	57,390
Cash-beginning of period	52,840	1,439,897	-
Cash-end of period	$ 57,390	$ 52,840	$ 57,390

See Summary of Significant Accounting Policies and
Notes to Financial Statements

Baltia Air Lines, Inc.
Statement of Stockholders' Equity
(A Development Stage Company)

	Preferred		Common			Deficit
	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated During Development Stage
Balance at December 31, 2007	66,500	$665	279,450,534	27,945	16,233,527	(14,254,326)
Exercise of Warrants and Options			46,000,000	4,600	-
Stock issued and issuable for cash			816,625	82	46,368
Stock issued for services @$.02/share			29,500,000	2,950	673,000
Options issued for services			-	-	1,764,099
Net Loss						(3,748,537)
Balance at December 31, 2008	66,500	665	355,767,159	35,577	18,716,994	(18,002,863)
Exercise of Warrants and Options			32,000,000	3,200	-
Stock issued and issuable for cash			154,034,244	15,403	3,686,497
Stock issued for services @$.047/share			200,778,636	20,078	9,430,413
Fair Value of options issued for services			-	-	243,787
Stock issued to purchase airplane			1,000,000	100	24,900
Net Loss						(12,175,550)
Balance at December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)
Exercise of Warrants and Options			-	-	-
Stock issued and issuable for cash			115,776,464	11,578	4,365,876
Stock issued for services @$.059/share			252,658,491	25,266	14,984,584
Fair Value of options issued as loan incentive			-	-	92,745
Stock issued as loan incentive			6,800,000	680	201,552
Net Loss						(19,394,527)
Balance at December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)
Stock issued and issuable for cash			241,369,947	24,137	7,783,105
Stock issued for services @$.049/share			357,846,441	35,786	17,403,106
Net Loss						(25,075,498)
Balance at December 31, 2011	66,500	$665	1,718,031,382	$171,804	$76,933,559	($74,648,438)

See Summary of Significant Accounting Policies and
Notes to Financial Statements

BALTIA AIR LINES, INC.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
DECEMBER 31, 2011

Basis of Presentation:  The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and of obtaining route authority and approval from the DOT and the FAA. We have not commenced our principal revenue producing activities.

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

Fair Value of Financial Instruments:  FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2011 and 2010, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Hierarchy

FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.


Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Property and Equipment: >Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5-15 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

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

Comprehensive Income: Comprehensive income is defined as changes in the equity of an enterprise except those resulting from shareholder transactions. The amounts shown on our statement of stockholders’ equity relate to the cumulative effect of minimum pension liabilities, translation adjustments, and unrealized gain or loss on securities.

Stock-Based Compensation Plans: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life in Years
2010	4.4%	0.00%	200%	1
2011	3.0%	0.00%	200%	5

Accounting For Obligations And Instruments Potentially To Be Settled In The Company’s Own Stock.

We account for obligations and instruments potentially to be settled in the Company’s stock in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock. This issue addresses the initial balance sheet classification and measurement of contracts that are indexed to, and potentially settled in, the Company’s own stock.>

Under EITF Issue No. 00-19 contracts are initially classified as equity or as either assets or liabilities, in the following situations:

Equity

· Contracts that require physical settlement or net-share settlement; and

· Contracts that give the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement), assuming that all the criteria for equity classification have been met.

Assets or Liabilities

· Contracts that require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside the control of the company); and

· Contracts that give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

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

ASC 740 which requires recognition of estimated income taxes payable or refundable on income tax returns for the current year and for the estimated future tax effect attributable to temporary differences and carry-forwards. Measurement of deferred income tax is based on enacted tax laws including tax rates, with the measurement of deferred income tax assets being reduced by available tax benefits not expected to be realized

Uncertain Tax Positions

The Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN No. 48”) which was effective for the Company on January 1, 2007. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements.

Our federal and state income tax returns are open for fiscal years ending on or after December 31, 2006. We are not under examination by any jurisdiction for any tax year. At December 31, 2011 we had no material unrecognized tax benefits and no adjustments to liabilities or operations were required under FIN 48.

Recent Accounting Pronouncements:

Recently Adopted Standards

In May 2011, the FASB issued ASC update No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this update result in common fair value measurement and disclosure requirements in US generally accepted accounting principles ("U.S. GAAP") and International Financial Reporting Standards ("IFRS"). Consequently, the amendments converge the fair value measurement guidance in U.S. GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements, while other amendments change a particular principle in ASC 820. The amendments in this update that change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements include the following: 1) measuring the fair value of financial instruments that are managed within a portfolio, 2) application of premiums and discounts in a fair value measurement, and 3) additional disclosures about fair value measurements. The amendments in this update are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. We do not believe that adoption of this update will have a material impact on our financial statements.

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update. The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented. The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

2. Property and Equipment

A summary of property & equipment is as follows:

	Estimated Useful Life	2011	2010
Airplanes (2)	10-15 years	$3,257,085	$2,851,347
Office equipment and other	5-7 years	256,441	159,961
Less accumulated depreciation		(109,268)	(92,782)
Net		3,404,258	2,918,526
Current depreciation expense		$16,486	$6,924

3. Stockholders' Equity

Description of Securities

Common Stock: We have been authorized 2,000,000,000 shares of Common Stock at $.0001 par value per share. As of December 31, 2011, a total of 1.718,031,382 shares of Common Stock were issued and outstanding and held by over 500 shareholders. In addition, we have granted options and warrants to issue up to approximately 133,800,000 more shares of our common stock. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

Preferred Stock: We are authorized to issue up to a maximum of 2 million shares (66,500 shares outstanding) of Preferred Stock. We can issue these shares as our board of directors shall from time to time fix by resolution. Our Preferred Stock is not entitled to share in any dividends declared on the Common Stock and has no voting rights. Each share is convertible in to 3 shares of Common. The liquidation preference is set by this conversion formula and results in a pro rata claim on the Company’s assets based upon the underlying common shares issuable (199,500) upon conversion.

Recent Issuance of Unregistered Securities

2011:

Stock Issued for Cash

We issued 241,369,947 shares of our common stock in exchange for receiving a total of $7,807,242 in cash net of offering expenses of. The shares are registered and not subject to restrictions as to transferability.

Stock Issued for Services

We issued 357,846,441 shares of our common stock in exchange for services. The shares were valued at $17,438,892 or about $0.049 per share which reflected the weighted average market value at the time of issuance. 148,500,000 of the shares valued at approximately $7.2 million were issued to Igor Dmitrowsky our president.

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

	All Plan & Non-Plan Compensatory Type Options
		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value*

	Shares
Options outstanding at December 31, 2009	28,979,318	$0.02
Granted	3,400,000	$0.10
Exercised	-	Nil
Lapsed	-	$0.00
Options outstanding at December 31, 2010	32,379,318	$0.03	2.7	$1,727,949
Granted	-	$0.00
Exercised	-	$0.00
Lapsed	(26,822,500)	$0.00
Options outstanding at December 31, 2011	5,556,818	$0.07	3.6	$111,073
Options exercisable at December 31, 2011	5,556,818	$0.07	3.6	$111,073
* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

  The following table summarizes the status of the Company's aggregate warrants as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of exercise prices	Shares	weighted average exercise price	Weighted average remaining life in months	Shares	weighted average exercise price

$ 0.01-$ 0.05	3,276,818	$0.01	39.9	3,276,818	$0.01
$ 0.06-$ .25	2,280,000	$0.17	48.0	2,280,000	$0.17

Total Shares	5,556,818			5,556,818

4. Income Taxes

The Company has approximately $ 18.6 million in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2032. The Company has adopted ASC 740, Accounting for Income Taxes which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $6.1 million.

Utilization of federal and state NOL and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

5. Commitments and Contingencies

Facilities: The Company leases office space for its administrative offices, under three month to month agreements, at a combined monthly rental of approximately $27,000. In 2011 and 2010 expense was $336,979 and $387,898 respectively.

6. Long-Term Debt-Related Party:

On December 1, 2010, the Company entered into a loan arrangement with a company owned or controlled by one of our directors for a total amount of $1,150,000. The Company issued a note bearing interest at 9% per annum payable quarterly and a maturity date of March 31, 2013. The Company will be obligated to repay the note prior to the maturity date upon raising $4 million or from the proceeds of operating revenue. As a loan inducement the Company issued 6.8 million shares of common stock and 3.4 million warrants. A placement fee of $50,000 was paid from the proceeds of this loan. The note is secured by both aircraft up to a limit of $2.9 million.

The Company recorded the relative fair value of the shares and warrants of $294,297 as additional paid-in capital and established a discount debt. The discount is being amortized over the life of the note (27 months) at an effective rate of 14.98%. The note is carried net of the discount. Future accretion of the carrying value of the note is expected as follows:

Face amount of note	$1,150,000
Amortization of discount through 2012	(146,059)
Current carrying value	$1,003,941

  7. Supplementary Cash Flow Disclosure:

	2011	2010
Fair Value of equity instruments issued as loan incentives	$ -0-	$294,297

8. Going Concern

The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations has not of yet produced any revenue, which would allow it to cover its operational costs and allow it to continue as a going concern. Since inception, the Company has incurred a deficit during its development stage of approximately $75.0 million and consumed approximately $21.0 million. The continued operations of the Company is dependent upon implementing airline service that would generate profits and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan.

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

During 2011 and into 2012, we continue to finance our operations through the issuance of our common stock and the continued exercise of warrants. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $180,000-$200,000.

In 2011, we raised $7.8 million a private placement in order to start revenue flight operations. Revenue services did not start in 2011 as planned, and, as of April 15, 2012, we still have not implemented revenue producing services. At the time flight service is inaugurated, the company plans to have approximately 15 management and 45 staff personnel.

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

[END OF NOTES TO FINANCIAL STATEMENTS]

OTHER EXHIBITS

3.1 Certificate of Incorporation of Baltia Air Lines, Inc. (as amended October 21, 2010 and filed November 2, 2011) Incorporated by reference to Exhibit 3.1 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

3.2.1 Bylaws of Baltia Air Lines, Inc. (amended in 2010 and ratified May 18, 2011) Incorporated by reference to Exhibit 3.2.1 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

3.2.2 Bylaws of Baltia Air Lines, Inc. (amended and ratified November 7, 2011) Incorporated by reference to Exhibit 3.2.2 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

10. MATERIAL CONTRACTS

10.1 Aircraft Purchase Agreement of November 24, 2010 between Baltia Air Lines, Inc. And Kalitta Air, LLC with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.1 to Baltia Air Lines Inc.'s report on Form 10-K, 2 Mar 2012 from the year ended December 31, 2010.

10.2.1 Lease Agreement between the Joint Stock Company, Pulkovo Airport, and Baltia Air Lines, Inc. of February 11, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.2. to Baltia Air Lines Inc's report on Form 10-K, 12 APR 2012 from the year ended December 31, 2010.

10.3 Aircraft Purchase Agreement between Logistic Air, Inc. And Baltia Air Lines, Inc. Dated August 12, 2009. with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.3 to Baltia Air Lines Inc.'s report on Form 10-K, 2 Mar 2012 from the year ended December 31, 2010.

10.4 Fuel supply Agreement between Joint Stock Company "SOVEX" and Baltia Air Lines, Inc. Of February 2, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.4 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

10.5 Letter evidencing agreement that engines identified in Item 10.6 below may be removed from N705BL and installed on N706BL. Incorporated by reference to Exhibit 10.5 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

10.6 Engine Lease Agreement between Logistic Air, Inc. and Baltia Air Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.6 to Baltia Air Lines Inc.'s reported on Form 10-K, 12 Apr 2012 from the year ended December 31, 2010.

10.7 Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.7 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

10.8.1 Customs Clearance Agreement between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc.dated June 1, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.8.1 to Baltia Air Lines Inc.'s reported on Form 10-K, 2 Mar 2012 from the year ended December 31, 2010.

10.8.2 Customs Clearance Agreement between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc.dated June 1, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.8.2 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

10.9.1 Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. dated January 2004 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.9.1 to Baltia Air Lines Inc.'s reported on Form 10-K, 2 Mar 2012 from the year ended December 31, 2010.

10.9.2 Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. dated January 2004 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.9.2 to Baltia Air Lines Inc.'s reported on Form 10-K, 2 Mar 2012 from the year ended December 31, 2010.

10.10 First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010 Incorporated by reference to Exhibit 10.10 to Baltia Air Lines Inc.'s reported on Form 10-K, 30 Mar 2012 from the year ended December 31, 2011.

10.11 Flight Training Services Agreement between Pan Am International Flight Academy and Baltia Air Lines, Inc. dated April 19, 2011. Incorporated by reference to Exhibit 10.11 to Baltia Air Lines Inc.'s reported on Form 10-K, 30 Mar 2012 from the year ended December 31, 2011.

10.12 Access and System and Data Use Agreement between Sabre Inc., and Baltia Air Lines, Inc. dated September 21, 2011. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines Inc.'s reported on Form 10-K, 30 Mar 2012 from the year ended December 31, 2010.

10.13.1 Insurance Hull and Liability Policy UA00004495AV09A dated December 2009 through December 2010. Incorporated by reference to Exhibit 10.13.1 to Baltia Air Lines Inc.'s reported on Form 10-K, 12 Apr 2012 from the year ended December 31, 2010.

10.13.2 Insurance Hull and Liability Policy UA00004495A VI OA, dated December 2010 through December 2011. Incorporated by reference to Exhibit 10.13.2 to Baltia Air Lines Inc.'s reported on Form 10-K, 2 Mar 2012 from the year ended December 31, 2010.

10.14 Ground and Passenger Handling at JFK International Airport Agreement between Swissport North America, Inc. and Baltia Air Lines, Inc. with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.14 to Baltia Air Lines Inc.'s reported on Form 10-K, 2 Mar 2012 from the year ended December 31, 2010.

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

Date: April 16, 2011

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Igor Dmitrowsky Igor Dmitrowsky (Principal Executive Officer and Principal Accounting Officer)	Chairman, CEO and CFO	April 16, 2011
/s/ Walter Kaplinsky Walter Kaplinsky	Secretary and Director	April 16, 2011
/s/ Andris Rukmanis Andris Rukmanis	V.P. Europe and Director	April 16, 2011
/s/ Vick Luis Bolanos Vick Luis Bolanos	Director	April 16, 2011

Exhibit 31.1

BALTIA AIR LINES INC.
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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a- 15(f) and 15d-15(f))for the registrant and have:

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

Date: April 16, 2012

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2012
Igor Dmitrowsky (Principal Executive Officer)

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2012
Igor Dmitrowsky (Principal Accounting Officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT
TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report for Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the Report),

I, Igor Dmitrowsky, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 16, 2012

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2012
Igor Dmitrowsky (Principal Executive Officer)

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2012
Igor Dmitrowsky (Principal Accounting Officer)