Form 10-K/A
period 2010-12-31
BALTIA AIR LINES INC
filed 2012-05-08
CIK 869187

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

                 For the transition period from         to

               Commission File Number: 001-14519

               Date of Report:    May 08, 2012

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



EXPLANATORY NOTE: This fifth amended filing is done to correct certain errors found in the contract exhibits filed previously, and includes only the updated Exhibit 10.2.1 to fix errors in redaction related to the Company's request for confidential treatment, are filed herewith.

NO OTHER CHANGE IN FINANCIAL EXHIBITS OR OTHER EXHIBITS AS PREVIOUSLY FILED.




    TABLE OF CONTENTS

PART IV.

Item 15.  Exhibits and Financial Statements.

OTHER EXHIBITS


10.2.1 Lease Agreement between the Joint Stock Company,
Pulkovo Airport, and Baltia Air Lines, Inc. of February 11, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.
CHANGED 3/2/12: Corrections made to fix redaction errors. CHANGED 4/11/2012: Some redaction errors were corrected. 5/08/2012: Redaction errors corrected.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: May 08, 2012

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO