Form 10-Q
period 2010-12-31
BALTIA AIR LINES INC
filed 2012-05-15
CIK 869187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

BALTIA AIR LINES, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2989648 (IRS Employer Identification No.)

JFK International Airport
Building 151, Jamaica, NY 11430
(Address of principal executive offices)

Issuer’s telephone no: (718)244 8880

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X|   NO |_|

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). |X| Yes   |  | No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_|    Accelerated Filer |_|    Smaller reporting company |X|
Non Accelerated Filer |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_|   NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	Outstanding as of May 10, 2012
Class: Common Stock	1,989,728,322

BALTIA AIR LINES, INC.

Baltia Air Lines, Inc.
Balance Sheet
(A Development Stage Company)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets

Current Assets
Cash	$39,847	$57,390
Prepaid expenses	0	0
Total current assets	39,847	57,390

Property & Equipment:
equipment	1,762,179	3,513,526
accumulated depreciation	(114,268)	(109,268)
Net property & equipment	1,647,911	3,404,258

Other Assets:
Security deposit and other	317,293	317,293

Total Assets	$2,005,051	$3,778,941

Liabilities & Equity

Current Liabilities:
Accounts payable	$210,286	$205,285
Accrued expenses	138,000	112,125
Total current liabilities	348,286	317,410

Long-term debt, net of discount	1,035,502	1,003,941

Equity:
Preferred stock-2,000,000 authorized $0.01 par value
66,500 issued & outstanding	665	665
Common stock-2,000,000,000 authorized $0.0001 par value
1,760,436,018 issued & outstanding (1,718,031,382 in Dec)	176,044	171,803
Additional paid in capital	78,483,802	76,933,560
Deficit Accumulated During Development Stage	(78,039,248)	(74,648,438)
Total Equity	621,263	2,457,590

Total Liabilities & Equity	$2,005,051	$3,778,941
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Operations
(Unaudited)
(A Development Stage Company)

	Three Months Ended March 31,		8/29/89 (Inception) to
	2012	2011	3/31/2012

Revenue	$0	$0	$0

Costs & Expenses:
General & administrative	1,634,051	2,610,324	71,282,271
FAA certification costs	87,140	100,882	2,611,287
Training	0	0	225,637
Depreciation	5,000	2,500	361,089
Other	0	0	568,245
Interest expense (income)	57,436	57,945	1,368,655
Loss on sale of assets	1,607,183	0	1,607,183
Total costs & expenses	3,390,810	2,771,651	78,024,367

Loss before income taxes	(3,390,810)	(2,771,651)	(78,024,367)
Income taxes	0	0	14,881

Deficit Accumulated During Development Stage	($3,390,810)	($2,771,651)	($78,039,248)
Per share amounts:
Basic:
Loss	Nil	Nil
Weighted Average Shares Outstanding	1,739,000,707	1,150,504,772
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Cash Flows
(Unaudited)
(A Development Stage Company)
	Three Months Ended March 31,		8/29/89 (Inception) to
Statement of Cash Flows	2012	2011	3/31/2012

Cash flows from operating activities:
Deficit Accumulated During Development Stage	($3,390,810)	($2,771,651)	($78,039,248)
Adjustments required to reconcile deficit accumulated
development stage to cash used in operating activities:
Depreciation	5,000	2,500	359,940
Amortization of loan discount	31,561	32,070	180,479
Expenses paid by issuance of common stock and options	422,877	1,253,850	49,886,033
Basis of sold or disposed assets	1,751,347	0	1,751,347
(Increase) decrease in prepaid expenses	0	0	400,301
Increase in accounts payable & accrued expenses	30,876	136,502	3,499,767
Cash flows used by operating activities:	(1,149,149)	(1,346,729)	(21,961,381)

Cash flows from investing activities:
Purchase of equipment	0	(77,422)	(3,696,583)
Security deposits	(0)	0	(317,293)
Cash used in investing activities	(0)	(77,422)	(4,013,876)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,131,606	1,406,311	24,420,585
Proceeds from issuance of preferred stock	0	0	2,753
Loans from related parties	0	0	1,351,573
Repayment of related party loans	0	0	(368,890)
Proceeds of long-term debt	0	0	1,109,183
Acquisition of treasury stock	0	0	(500,100)
Cash generated by financing activities	1,131,606	1,406,311	26,015,104

Change in cash	(17,543)	(17,840)	39,847
Cash-beginning of period	57,390	52,840	0
Cash-end of period	$39,847	$35,000	$39,847
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Stockholders' Equity
(Unaudited)
(A Development Stage Company)

	Preferred		Common			Deficit
	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated During Development Stage
Balance at December 31, 2011	66,500	$665	1,718,031,382	$171,803	$76,933,560	($74,648,438)
Stock issued and issuable for cash			31,791,666	3,179	1,128,427
Stock issued for services @$.039/share			10,612,970	1,062	421,815
Net Loss						(3,390,810)
Balance at March 31, 2012	66,500	$665	1,760,436,018	$176,044	$78,483,802	($78,039,248)
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
(A DEVELOPMENT STAGE COMPANY)
Notes To UNAUDITED INTERIM Financial Statements
MARCH 31, 2012

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2011 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3.  Stockholders' Equity
  Stock Issued for Services
During the three months ended March 31, 2012 we issued 10,612,970 shares of our common stock in exchange for services. The shares were valued at $ 422,877, approximately $0.039 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability
During the three months ended March 31, 2011 we issued 25,077,000 shares of our common stock in exchange for services. The shares were valued at $ 1.254 million, approximately $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.
  Stock Issued for Cash
During the three months ended March 31, 2012 we issued 31.8 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 1,131,000, approximately $0.036 weighted average per share. The options were exercised at par value.
During the three months ended March 31, 2011 we issued 39.7 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 1.406 million, approximately $0.035 weighted average per share.
4. Sale of Assets

In January 2012, we sold one of our aircraft, Boeing 747 N705BL, for approximately $144,000 resulting in a loss of approximately 1.6 million dollars.

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

On August 18, 2009, the Company purchase of Boeing 747 aircraft (N705BL). In 2010 the Company purchased a second Boeing 747 aircraft (N706BL). Baltia leased engines on a power-by-the-hour basis which are installed on the aircraft.  On January 11, 2012, Baltia sold Boeing 747 aircraft (N705BL).

Baltia currently carries $500,000,000 aircraft liability insurance, and has placed $1.2 billion airline liability insurance through JLT Aerospace meeting the regulatory requirement in preparation for the commencement of revenue operations.

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

The Company intends to activate its reservations service when the DOT issues its order authorizing Baltia to sell tickets.

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

With the Boeing 747 true wide-body aircraft Baltia intends to provide cargo service from JFK to St. Petersburg, offering containers, pallets, and block space arrangements. Baltia expects to carry contract cargo for express shippers. Baltia also plans to market its own “Baltia Courier”, “Baltia Express”, and “Baltia Priority” express service for letters and packages. Baltia also expects revenues from diplomatic mail and cargo, under the Fly America Act.

Baltia has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

Baltia intends to start the JFK-St. Petersburg service with one round-trip flight per week, increase frequency to three round trips and then to five round trips per week.

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

In order to start revenue flight operations, the Company has to complete FAA Air Carrier Certification. During the past two and half years the Company has been participating in air carrier certification.
The Company will carry airline liability insurance as required for a US airline by DOT regulation.

As of June 30, 2011, Baltia had a staff of twenty-five which includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service and administration.

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

As of March 31, 2012, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the three-month period ended March 31, 2012 was $0.

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. Management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2007. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months..

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2012 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses decreased $976,273 to $1,634,051 in the three months ended March 31, 2012 as compared to $2,610,324 in the three months ended March 31, 2011. General and administrative expenses comprise 48% and loss in sale of asset comprises 47% of total net loss of $3,390,810 in the three months ended March 31, 2012, as compared to the net loss of $2,771,651 in the three months ended March 31, 2011.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $39,847, which is $17,543 less than the approximately $57,390 liquid assets as of December 31, 2012. At March 31, 2012, our working capital was approximately ($308,439), an increase of approximately $48,419, or 18.6% from the ($260,020) reported as of December 31, 2012. As of March 31, 2012, our stockholders’ equity balance was approximately $621,263, a decrease of $1,836,327, or 74.7% from approximately $2,457,590 reported as of December 31, 2012. The decrease in stockholders’ equity is primarily the result of recording a loss of approximately $1.6 million on the sale of a Boeing 747 aircraft in January 2012.

Since inception, we have incurred substantial operating and net losses of approximately $78.0 million. These losses have primarily been financed with long-term borrowings and proceeds received from the sale of our common stock.

Our operating activities utilized $1,149,149 in cash during the three months ended March 31, 2012, a decrease of $197,580 from the $1,346,729 in cash utilized during the three months ended March 31, 2011.

Our financing activities, from issuance of common stock, provided $1,131,606 and $1,406,311in cash during the three months ended March 31, 2012 and 2011, respectively.

As a result of the foregoing, our unrestricted cash increased to $39,847 as of March 31, 2012, as compared to $57,390 as of December 31, 2011.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2012, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2012 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012 we issued 10,612,970 shares of our common stock in exchange for services. The shares were valued at $0.039 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the three months ended March 31, 2012 we issued 31,791,666 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $1,128,427 million or about $0,0354 weighted average per share. The options were exercised at par value.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1. - Fuel supply Agreement between Joint Stock Company “SOVEX” and Baltia Air Lines, Inc. of January 1, 2012 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment, redacted exhibit filed herewith.

10.2 - Letter evidencing agreement that engines identified in Exhibit 10.3 below may be removed from N705BL and installed on N706BL. Incorporated by reference to Exhibit 10.5 to Company’s 10-K/A for year 2010 as filed December 21, 2011.

10.3 - Engine Lease Agreement between Logistic Air, Inc. and Baltia Air Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.6 to Company’s 10-K/A for year 2010 as corrected and filed April 12, 2012.

10.4 - Product and Services Agreements between Navtech Systems Support Inc. and Baltia Airt Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.7 to Company’s 10-K/A for year 2010 as filed December 21, 2011.

10.5 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2011 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.9.2 to Company’s 10-K/A for year 2010 as corrected and filed March 2, 2012. .

10.6 - First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010. Incorporated by reference to Exhibit 10.10 to Company’s 10-Q/A for 3rd quarter 2011, corrected and filed March 29, 2012.

10.7 - Flight Training Services Agreement between Pan Am International Flight Academy and Baltia Air Lines, Inc. dated April 19, 2011. Incorporated by reference to Exhibit 10.11 to Company’s 10-Q/A for 3rd Quarter 2011 as corrected and filed March 29, 2012.

10.8 - Access and System and Data Use Agreement between Sabre Inc., and Baltia Air Lines, Inc. dated September 21, 2011, Incorporated by reference to Exhibit 10.12 to Company’s 10-Q/A for 3rd Quarter 2011 as filed March 29, 2012.

10.9  Aircraft Bill of Sale for Boeing 747 aircraft N705BL.

10.10 JLT Certificate of Insurance BA-12-009 – Hull and Liability

10.11 JLT Insurance Binder  – Hull, Spares and Liability

10.12 JLT Insurance Binder – Airline Hull War and Allied Perils

10.13 JLT Insurance Binder – Aviation Hull Deductible

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

DATED THIS 15th DAY OF May 2012

BALTIA AIR LINES, INC.

/s/ Igor Dmitrowsky
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 3.1

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

/s/ Igor Dmitrowsky Date: May15, 2012
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 3.2

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Igor Dmitrowsky Date: May 9, 2012

------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)