Form 10-K/A
period 2011-12-31
BALTIA AIR LINES INC
filed 2012-08-20
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Date of Report: June 20, 2012

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

EXPLANATORY NOTE (2nd AMENDED FILING):

Certain clerical errors were discovered in the 10-K filing made on June 20, 2012, in particular, in PART III, Item 11 Executive Compensation, transposition of years of issuance and the number of stock shares, incorrect calculations, inconsistent with the financial statements and notes. The numbers have been corrected in this Item and no other changes in the filing have been made, with the incorrect numbers [XbracketedX} and the correct numbers in bold.

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

In 2011, the Company issued [X159,840,816X] 248,393,998 shares of common stock to executive officers, the shares recorded at fair value, awarded as bonus fully earned and non-assessable, and containing no future earned performance or forfeiture requirements. Of this, [ X148,500,000X] 221,500.000 of the shares, valued at $7.2 million, were issued to the Company's President and CEO, Igor Dmitrowsky.

In 2010, the Company issued [X191,000,000X] 262,180,000 shares of common stock to executive officers, the shares recorded at fair value, awarded as bonus fully earned and non-assessable, and containing no future earned performance or forfeiture requirements. Of this, 149,000,000 shared, valued at $8,800,000 was issued to the Company's President and CEO, Igor Dmitrowsky.

In 2009, the Company issued [X150,000,000X] 115,000,000 shares of common stock to executive officers, the shares recorded at fair value, awarded as bonus fully earned and non-assessable, and containing no future earned performance or forfeiture requirements. Of this, [X116,000,000X] 94,000,000 shares, valued at $5,308,000 was issued to the Company's President and CEO, Igor Dmitrowsky.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Base Salary	Bonus	Stock Awards*	Option Awards*	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Nonqualified Incentive Plan Compensation	All Other Compensation	Total
Igor Dmitrowsky President, CEO	2011 2010	$ 0 0	$ 0 0	$7,200,000 8,800,000	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$7,200,000 8,800,000
Barry Clare Vice-President	2011 2010	0 0	0 0	112,700 1,782,230	0 0	0 0	0 0	0 0	112,700 1,782,230
Rusell Thal Vice-President	2011 2010	51,000 0	0 0	392,000 718,833	0 0	0 0	0 0	0 0	443,000 718,833

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

PART IV.

Item 15. Exhibits and Financial Statements.

APPENDIX A - FINANCIAL STATEMENTS and NOTES as filed on June 20, 2012, Company's 10-K, and related XBRL exhibits (101) incorporated by reference.

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

Date: June 20, 2012

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Igor Dmitrowsky Igor Dmitrowsky (Principal Executive Officer and Principal Accounting Officer)	Chairman, CEO and CFO	June 20, 2012
/s/ Walter Kaplinsky Walter Kaplinsky	Secretary and Director	June 20, 2012
/s/ Andris Rukmanis Andris Rukmanis	V.P. Europe and Director	June 20, 2012
/s/ Vick Luis Bolanos Vick Luis Bolanos	Director	June 20, 2012

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

Date: June 20, 2012

/s/ Igor Dmitrowsky Chairman, CEO and CFO June 20, 2012
Igor Dmitrowsky (Principal Executive Officer)

/s/ Igor Dmitrowsky Chairman, CEO and CFO June 20, 2012
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

Date: June 20, 2012

/s/ Igor Dmitrowsky Chairman, CEO and CFO June 20, 2012
Igor Dmitrowsky (Principal Executive Officer)

/s/ Igor Dmitrowsky Chairman, CEO and CFO June 20, 2012
Igor Dmitrowsky (Principal Accounting Officer)