Form 10-Q
period 2012-06-30
BALTIA AIR LINES INC
filed 2012-08-20
CIK 869187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

BALTIA AIR LINES, INC.

(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2989648 (IRS Employer Identification No.)

JFK International Airport

Building 151, Jamaica, NY 11430

 (Address of principal executive offices)

Issuer’s telephone no: (718) 244 8880

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

Non Accelerated Filer |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_|   NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	Outstanding as of August 20, 2012
Class: Common Stock	2,242,215,384

BALTIA AIR LINES, INC.

INDEX

Part I - Financial Information	Page

Item 1 –Financial Statements:

Balance Sheet – June 30, 2012

Statement of Operations – Three and Six Months Ended June 30, 2012

Statement of Cash Flows – Six Months Ended June 30, 2012

Statement of Shareholder Equity

Notes to Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Item 4T – Controls and Procedures

Part II - Other Information

Item 1 – Legal Proceedings

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Default Upon Senior Securities.

Item 4 - Submission of Matters to a Vote of Security Holders.

Item 5 – Other Information

Item 6 – Exhibits
Signatures and Certifications

Exhibit 101 – XBRL Files

Baltia Air Lines, Inc.
Balance Sheet
(A Development Stage Company)

	June 30, 2012	December 31, 2011
	(unaudited)

Assets

Current Assets:
Cash	$45,715	$57,390
Prepaid expenses	-	-
Total current assets	45,715	57,390

Property & Equipment:
Equipment	1,762,179	3,513,526
Accumulated depreciation	(119,268)	(109,268)
Net property & equipment	1,642,911	3,404,258

Other Assets:
Security deposit and other	317,293	317,293

Total Assets	$2,005,919	$3,778,941

Liabilities & Equity

Current Liabilities:
Accounts payable	$145,286	$205,285
Accrued expenses	$163,875	$112,125
Total current liabilities	309,161	317,410
Long-term debt, net of discount	1,067,063	1,003,941

Equity:
Preferred stock-2,000,000 authorized $0.01 par value
66,500 issued & outstanding	665	665
Common stock-2,000,000,000 authorized; $0.0001 par value,
2,145,253,718 issued & outstanding (1,863,937,020 in Dec)	214,525	186,394
Additional paid in capital	84,663,317	76,918,969
Deficit accumulated during development stage	(84,248,812)	(74,648,438)
Total Equity	629,695	2,457,590

Total Liabilities and Equity	$2,005,919	$3,778,941
See notes to unaudited interim financial statements.

Statement of Operations
(Unaudited)
(A Development Stage Company)

	Three Months Ended June 30,		Six Months Ended June 30,		8/29/89 (Inception) to
	2012	2111	2012	2011	6/30/2012

Revenue	$-	$-	$-	$-	$-

Costs & Expenses:
General & administrative	6,041,706	12,139,761	7,681,203	14,750,085	77,329,423
FAA certification costs	99,977	135,472	187,117	236,354	2,711,264
Training	-	-	-	-	225,637
Depreciation	5,000	2,500	10,000	5,000	366,089
Other	-	-	-	-	568,245
Interest expense (income)	57,436	59,629	114,872	117,574	1,426,091
Loss on sale of assets	-	-	1,607,183	-	1,607,183
Total costs & expenses	6,204,119	12,337,362	9,600,375	15,109,013	84,233,932

Loss before income taxes	(6,204,119)	(12,337,362)	(9,600,375)	(15,109,013)	(84,233,932)
Income taxes	-	1,478	-	-	14,881

Deficit accumulated during development stage	$($6,204,119)	$(12,338,840)	$(9,600,375)	$(15,109,013)	$(84,248,813)
Per share amounts:
Basic:
Loss	Nil	Nil	Nil	($0.01)

Weighted Average Shares Outstanding	2,027,130,171	1,280,198,196	1,956,028,148	1,240,250,677
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Cash Flows
(Unaudited)
(A Development Stage Company)
	Six Months Ended June 30,		8/29/89 (Inception) to
Statement of Cash Flows	2012	2011	6/30/2012

Cash flows from operating activities:
Deficit Accumulated During Development Stage	$(9,600,375)	$(15,109,013)	$(84,248,813)
Adjustments required to reconcile deficit accumulated
development stage to cash used in operating activities:
Depreciation	10,000	5,000	364,940
Amortization of loan discount	63,122	65,824	212,040
Expenses paid by issuance of common stock and options	5,246,049	10,859,194	54,709,205
Basis of sold or disposed assets	1,751,347	-	1,751,347
(Increase) decrease in prepaid expenses	-	50,160	400,301
Increase in accounts payable & accrued expenses	(8,249)	161,750	3,460,642
Cash flows used by operating activities:	(2,538,106)	(3,967,085)	(23,350,338)

Cash flows from investing activities:
Purchase of equipment	-	(205,737)	(3,696,583)
Security deposits	-	(28,087)	(317,293)
Cash used in investing activities	-	(233,824)	(4,013,876)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,526,431	4,192,435	25,815,410
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Proceeds of long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)
Cash generated by financing activities	2,526,431	4,192,435	27,409,929

Change in cash	(11,675)	(8,474)	45,715
Cash-beginning of period	57,390	52,840	-
Cash-end of period	$45,715	$44,366	$45,715
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Stockholders' Equity
(Unaudited)
(A Development Stage Company)

	Preferred Stock		Common Stock			Deficit
	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated During Development Stage

Balance at December 31, 2011	66,500	$665	1,863,937,020	$$186,394	$76,918,968	$(74,648,438)
Stock issued and issuable for cash			80,043,966	8,004	2,518,427
Stock issued for services @$.026/share			201,272,732	20,127	5,225,921
Net loss						(3,396,256)
Balance at June 30, 2012	66,500	$665	2,145,253,718	$$214,526	$84,663,315	$(78,044,694)
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.

(A DEVELOPMENT STAGE COMPANY)

Notes To UNAUDITED INTERIM Financial Statements

JUNE 30, 2012

1.	Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2011 Annual Report on Form 10-KSB and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six-month periods ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

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

3. Stockholders' Equity

           Stock Issued for Services

During the six months ended June 30, 2012 we issued 201,272,732 shares of our common stock in exchange for services. The shares were valued at $ 5,246,000 or about $0.026 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

During the six months ended June 30, 2011 we issued 219.3 million shares of our common stock in exchange for services. The shares were valued at $ 10.9 million or about $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued for Cash

During the six months ended June 30, 2012 we issued 80,043,000 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 2,526,000 or about $0.031 weighted average per share.

During the six months ended June 30, 2011 we issued 133.09 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 4.2 million or about $0.032 weighted average per share.

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

As of June 30, 2012, Baltia had a staff of twenty-five which includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service and administration.

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

As of June 30, 2012, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during six-month period ended June 30, 2012 was $0.

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

RESULTS OF OPERATIONS

We had no revenues during the six months ended June 30, 2012 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses decreased $7,068,882 to $7,681,203 in the six months ended June 30, 2012 as compared to $14,750,085 in the six months ended June 30, 2011. General and administrative expenses comprise 65% and loss in sale of asset comprises 17% of total net loss of $9,600,375 in the six months ended June 30, 2012, as compared to the net loss of $15,109,013 in the six months ended June 30, 2011.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon our beginning flight operations. The management believes that the company has the cash and cash equivalent to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $45,715, which is $11,675 less than the approximately $57,390 liquid assets as of December 31, 2011. At June 30, 2012, our working capital was approximately ($263,446), a decrease of approximately $3,426, or 1% from the ($260,020) reported as of December 31, 2011. As of June 30, 2012, our stockholders’ equity balance was approximately $629,695, decrease of $1,827,895 or 74.3% from approximately $2,457,590 reported as of December 31, 2011. The decrease in stockholders’ equity is primarily the result of recording a loss of approximately $1.6 million on the sale of a Boeing 747 aircraft in January 2012.

Since inception, we have incurred substantial operating and net losses of approximately $84.2 million. These losses have primarily been financed with long-term borrowings and proceeds received from the sale of our common stock.

Our operating activities utilized $2,538,106 in cash during the six months ended June 30, 2012, a decrease of $1,428,979 from the $3,967,085 in cash utilized during the three months ended June 30, 2011.

Our financing activities, from issuance of common stock, provided $2,526,431 and $4,192,435 in cash during the six months ended June 30, 2012 and 2011, respectively.

As a result of the foregoing, our unrestricted cash decreased to $45,715 as of June 30, 2012, as compared to $57,390 as of December 31, 2011.

We had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2012, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2012 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal controls or in other factors that could affect these controls during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2012 we issued 201,272,732 shares of our common stock in exchange for services. The shares were valued at $0.026 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the Six months ended June 30, 2012 we issued 80,043,966 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $2,526,431 or about $0.031 weighted average per share. The options were exercised at par value.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1. - Fuel supply Agreement between Joint Stock Company “SOVEX” and Baltia Air Lines, Inc. of January 1, 2012 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.1 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012..

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

10.9 Aircraft Bill of Sale for Boeing 747 aircraft N705BL. Incorporated by reference to Exhibit 10.9 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

10.10 JLT Certificate of Insurance BA-12-009 – Hull and Liability Incorporated by reference to Exhibit 10.10 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

10.11 JLT Insurance Binder – Hull, Spares and Liability. Incorporated by reference to Exhibit 10.11 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

10.12 JLT Insurance Binder – Airline Hull War and Allied Perils. Incorporated by reference to Exhibit 10.12 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

10.13 JLT Insurance Binder – Aviation Hull Deductible. Incorporated by reference to Exhibit 10.13 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

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

DATED THIS 20TH DAY OF August 2012

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

/s/ Igor Dmitrowsky Date: August 20, 2012

------------------------

Igor Dmitrowsky

Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 3.2

BALTIA AIR LINES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Igor Dmitrowsky Date: August 20, 2012

------------------------

Igor Dmitrowsky

Chief Executive Officer and Chief Financial Officer (principal accounting officer)