Form 10-Q/A
period 2012-03-31
BALTIA AIR LINES INC
filed 2012-08-21
CIK 869187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Date of Report: June 20, 2012

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

Issuer’s telephone no: (718) 244-8880

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

EXPLANATORY NOTE: This the 2nd amended filing (10-Q/A) for 1st Quarter 2012 is made to correct errors discovered in our previous filing with respect to shares issued for services. The financial statements have been restated and replaced with an additional financial note entitled “Restatement” (Item 1, Note 5) explaining the changes made, and as well, some changes in Management’s discussion (Item 2) reflecting those changes. The XBRL exhibits (101) are updated herewith.

BALTIA AIR LINES, INC.

INDEX

Part I - Financial Information	Page

Item 1 –Financial Statements:

Balance Sheet – March 31, 2012

Statement of Operations – Three Months Ended March 31, 2012

Statement of Cash Flows – Three Months Ended March 31, 2012

Statement of Shareholder Equity

Notes to Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

Item 4T – Controls and Procedures

Part II - Other Information

Item 1 – Legal Proceedings

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 Default Upon Senior Securities.

Item 4 - Submission of Matters to a Vote of Security Holders.

Item 5 – Other Information

Item 6 – Exhibits
Signatures and Certifications

Exhibit 101 – XBRL Files

PART 1 – Financial Information

Item 1. Financial Statements

Baltia Air Lines, Inc.
Balance Sheet
(A Development Stage Company)

	(restated)
	March 31, 2012	December 31, 2011
	(unaudited)

Assets

Current Assets
Cash	$39,847	$57,390
Prepaid expenses	0	0
Total current assets	39,847	57,390

Property & Equipment:
equipment	1,762,179	3,513,526
accumulated depreciation	(114,268)	(109,268)
Net property & equipment	1,647,911	3,404,258

Other Assets:
Security deposit and other	317,293	317,293

Total Assets	$2,005,051	$3,778,941

Liabilities & Equity

Current Liabilities:
Accounts payable	$210,286	$205,285
Accrued expenses	$138,000	$112,125
Total current liabilities	348,286	317,410

Long-term debt, net of discount	1,035,502	1,003,941

Equity:
Preferred stock-2,000,000 authorized $0.01 par value
66,500 issued & outstanding	665	665
Common stock-2,000,000,000 authorized $0.0001 par value
1,906,381,656 issued & outstanding (1,863,937,020 in Dec)	190,638	186,394
Additional paid in capital	78,474,653	76,918,969
Deficit Accumulated During Development Stage	(78,044,693)	(74,648,438)
Total Equity	621,263	2,457,590

Total Liabilities & Equity	$2,005,051	$3,778,941
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Operations
(Unaudited)
(A Development Stage Company)

	Three Months Ended March 31,		8/29/89 (Inception) to
	2012	2011	3/31/2012
	(restated)		(restated)

Revenue	$0	$0	$0

Costs & Expenses:
General & administrative	1,639,497	2,610,324	71,287,717
FAA certification costs	87,140	100,882	2,611,287
Training	0	0	225,637
Depreciation	5,000	2,500	361,089
Other	0	0	568,245
Interest expense (income)	57,436	57,945	1,368,655
Loss on sale of assets	1,607,183	0	1,607,183
Total Costs & Expenses	3,396,256	2,771,651	78,029,813

Loss before income taxes	(3,396,256)	(2,771,651)	(78,029,813)
Income taxes	0	0	14,881

Deficit Accumulated During Development Stage	($3,396,256)	($2,771,651)	($78,044,694)
Per share amounts:
Basic:
Loss	Nil	Nil
Weighted Average Shares Outstanding	1,884,926,126	1,150,504,772
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Cash Flows
(Unaudited)
(A Development Stage Company)
	Three Months Ended March 31,		8/29/89 (Inception) to
Statement of Cash Flows	2012	2011	3/31/2012
	(restated)		(restated)
Cash flows from operating activities:
Deficit Accumulated During Development Stage	($3,396,256)	($2,771,651)	($78,044,694)
Adjustments required to reconcile deficit accumulated
development stage to cash used in operating activities:
Depreciation	5,000	2,500	359,940
Amortization of loan discount	31,561	32,070	180,479
Expenses paid by issuance of common stock and options	428,323	1,253,850	49,891,479
Basis of sold or disposed assets	1,751,347	0	1,751,347
(Increase) decrease in prepaid expenses	0	0	400,301
Increase in accounts payable & accrued expenses	30,876	136,502	3,499,767
Cash flows used by operating activities:	(1,149,149)	(1,346,729)	(21,961,381)

Cash flows from investing activities:
Purchase of equipment	0	(77,422)	(3,696,583)
Security deposits	(0)	0	(317,293)
Cash used in investing activities	(0)	(77,422)	(4,013,876)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,131,606	1,406,311	24,420,585
Proceeds from issuance of preferred stock	0	0	2,753
Loans from related parties	0	0	1,351,573
Repayment of related party loans	0	0	(368,890)
Proceeds of long-term debt	0	0	1,109,183
Acquisition of treasury stock	0	0	(500,100)
Cash generated by financing activities	1,131,606	1,406,311	26,015,104

Change in cash	(17,543)	(17,840)	39,847
Cash-beginning of period	57,390	52,840	0
Cash-end of period	$39,847	$35,000	$39,847
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Stockholders' Equity
(Unaudited and Restated)
(A Development Stage Company)

	Preferred		Common			Deficit
	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated During Development Stage
Balance at December 31, 2011	66,500	$665	1,863,937,020	$186,394	$76,918,968	($74,648,438)
Stock issued and issuable for cash			31,695,000	3,170	1,128,437
Stock issued for services @$.039/share			10,749,636	1,076	427,247
Fair Value of options issued as loan incentive					0
Stock issued as loan incentive			0	0	0
Net Loss						(3,396,256)
Balance at March 31, 2012	66,500	$665	1,906,381,656	$190,640	$78,474,651	($78,044,694)
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

3. Stockholders' Equity

           Stock Issued for Services

During the three months ended March 31, 2012 we issued 10,749,636 shares of our common stock in exchange for services. The shares were valued at $428,323 or about $0.039 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

During the three months ended March 31, 2011 we issued 25,077,000 shares of our common stock in exchange for services. The shares were valued at $ 1.254 million or about $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued for Cash

During the three months ended March 31, 2012 we issued 31.7 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 1,131,000 or about $0.036 weighted average per share. The options were exercised at par value.

During the three months ended March 31, 2011 we issued 39.7 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 1.406 million or about $0.035 weighted average per share.

4. Sale of assets

In January, 2012 we sold one of our two planes. The plane was sold for $144,000 and resulted in a loss of $1,607,183.

5. Restatement

Subsequent to filing our March 31, 2012 quarterly financial statements we discovered an error in reporting shares issued for services during that period. The original report stated 10,612,970 shares with an aggregate value of $422,877 were issued for services. The restated amount of shares issued for services is 10,749,636 with an aggregate fair value of $428,323 or an increase of $5,446. The restatement increased our general and administrative expenses by $5,446 from $1,634,051 to $1,639,497 and increased the reported loss to $3,396,256 from the originally reported loss of $3,390,810. The restatement had no impact on reported earnings per share, shareholders deficiency or reported cash flows from operating activities.

In restating the financial statements we also corrected the reported amount of shares issued and outstanding. The number of shares issued and outstanding as originally reported was 1,760,436,018. The corrected number of shares outstanding is 1,906,381,656. The impact of this correction was to raise the weighted average shares for the period from 1,739,000,707 to 1,884,926,126. The restated weighted average shares had no impact on the previously reported loss per share of nil. Total shares outstanding at the beginning of the period were restated to 1,863,937,020. Total shares issued in the quarter for all purposes as originally reported was 42,404,636. Total shares issued in the quarter for all purposes as restated are 42,444,636 or an increase of 40,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our general and administrative expenses decreased $970,827 to $1,639,497 in the three months ended March 31, 2012 as compared to $2,610,324 in the three months ended March 31, 2011. General and administrative expenses comprise 48% and loss in sale of asset comprises 47% of total net loss of $3,396,256 in the three months ended March 31, 2012, as compared to the net loss of $2,771,651 in the three months ended March 31, 2011.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, liquid assets consisted primarily of cash and cash equivalents of approximately $39,847, which is $17,543 less than the approximately $57,390 liquid assets as of December 31, 2012. At March 31, 2012, our working capital was approximately ($308,439), an decrease of approximately $48,419, or 18.6% from the ($260,020) reported as of December 31, 2012. As of March 31, 2012, our stockholders’ equity balance was approximately $621,263, a decrease of $1,836,327, or 74.7% from approximately $2,457,590 reported as of December 31, 2012. The decrease in stockholders’ equity is primarily the result of recording a loss of approximately $1.6 million on the sale of a Boeing 747 aircraft in January 2012.

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

As a result of the foregoing, our unrestricted cash decreased to $39,847 as of March 31, 2012, as compared to $57,390 as of December 31, 2011.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012 we issued 10,749,636 shares of our common stock in exchange for services. The shares were valued at $0.039 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the three months ended March 31, 2012 we issued 31,695,000 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $1,128,437 million or about $0.0354 weighted average per share. The options were exercised at par value.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1. - Fuel supply Agreement between Joint Stock Company “SOVEX” and Baltia Air Lines, Inc. of January 1, 2012 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.1 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

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

Date: August 20, 2012

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