Form 10-Q
period 2012-09-30
BALTIA AIR LINES INC
filed 2012-11-14
CIK 869187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

BALTIA AIR LINES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2989648
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

JFK International Airport

Building 151, Room 361, Jamaica, NY 11430

 (Address of principal executive offices)

Issuer’s telephone no: (718) 995 4130

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

Non Accelerated Filer |_| (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:	Outstanding as of November 13, 2012
Class: Common Stock	2,405,704,717

BALTIA AIR LINES, INC.

Baltia Air Lines, Inc.
Balance Sheet
(A Development Stage Company)

	Sept 30, 2012	December 31, 2011
	(unaudited)

Assets

Current Assets
Cash	$136,631	$57,390
Prepaid expenses	0	0
Total current assets	136,631	57,390

Property & Equipment:
equipment	1,762,179	3,513,526
accumulated depreciation	(124,268)	(109,268)
Net property & equipment	1,637,911	3,404,258

Other Assets:
Security deposit and other	317,293	317,293

Total Assets	$2,091,835	$3,778,941

Liabilities & Equity

Current Liabilities:
Accounts payable	$95,286	$205,285
Accrued expenses	$189,750	$112,125
Total current liabilities	285,036	317,410

Long-term debt, net of discount	1,098,625	1,003,941

Equity:
Preferred stock-2,500,000 authorized $0.01 par value
66,500 issued & outstanding	665	665
Common stock-2,500,000,000 authorized $0.0001 par value
2,367,318,050 issued & outstanding (1,863,937,020 in Dec)	236,732	186,394
Additional paid in capital	87,411,435	76,918,969
Deficit Accumulated During Development Stage	(86,940,658)	(74,648,438)
Total Equity	708,174	2,457,590

Total Liabilities & Equity	$2,091,835	$3,778,941
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Operations
(Unaudited)
(A Development Stage Company)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,		8/29/89 (Inception) to
	2012	2011	2012	2011	9/30/2012

Revenue	$0	$0	$0	$0	$0

Costs & Expenses:
General & administrative	2,535,848	5,899,459	10,217,051	20,649,544	79,865,271
FAA certification costs	93,560	155,432	280,677	391,786	2,804,824
Training	0	0	0	0	225,637
Depreciation	5,000	2,500	15,000	7,500	371,089
Other	0	0	0	0	568,245
Interest expense (income)	57,437	58,377	172,309	175,951	1,483,528
Loss on sale of assest	0		1,607,183	0	1,607,183
Total Costs & Expenses	2,691,845	6,115,768	12,292,220	21,224,781	86,925,777

Loss before income taxes	(2,691,845)	(6,115,768)	(12,292,220)	(21,224,781)	(86,925,777)
Income taxes	0	2,427	0	2,427	14,881

Deficit Accumulated During Development Stage	($2,691,845)	($6,118,195)	($12,292,220)	($21,227,208)	($86,940,658)
Per share amounts:
Basic:
Loss	($0.00)	($0.00)	($0.01)	($0.02)
Weighted Average Shares Outstanding	2,256,143,384	1,528,939,640	2,056,748,91	1,337,537,800
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Stockholders' Equity
(Unaudited)
(A Development Stage Company)

	Preferred		Common			Deficit
	Shares	Par Value	Shares	Common Stock Amount	Additional Paid-In Capital	Accumulated During Development Stage
Balance at December 31, 2011	66,500	$665	1,863,937,020	$186,394	$76,918,968	($74,648,438)
Stock issued and issuable for cash			219,829,215	21,983	3,629,191
Stock issued for services @$.024/share			283,551,815	28,355	6,863,275
Net Loss						(12,292,220)
Balance at September 30, 2012	66,500	$665	2,367,318,050	$236,732	$87,411,434	($86,940,658)
See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Cash Flows
(Unaudited)
(A Development Stage Company)
	Nine Months Ended September 30,		8/29/89 (Inception) to
Statement of Cash Flows	2012	2011	9/30/2012

Cash flows from operating activities:
Deficit Accumulated During Development Stage	($12,292,220)	($15,109,013)	($86,940,658)
Adjustments required to reconcile deficit accumulated
development stage to cash used in operating activities:
Depreciation	15,000	5,000	369,940
Amortization of loan discount	94,684	65,824	243,602
Expenses paid by issuance of common stock and options	6,891,630	10,859,194	56,354,786
Basis of sold or disposed assets	1,751,347	0	1,751,347
(Increase) decrease in prepaid expenses	0	50,160	400,301
Increase in accounts payable & accrued expenses	(32,374)	161,750	3,436,517
Cash flows used by operating activities:	(3,571,933)	(3,967,085)	(24,384,165)

Cash flows from investing activities:
Purchase of equipment	0	(205,737)	(3,696,583)
Security deposits	(0)	(28,087)	(317,293)
Cash used in investing activities	(0)	(233,824)	(4,013,876)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,651,174	4,192,435	26,940,153
Proceeds from issuance of preferred stock	0	0	2,753
Loans from related parties	0	0	1,351,573
Repayment of related party loans	0	0	(368,890)
Proceeds of long-term debt	0	0	1,109,183
Acquisition of treasury stock	0	0	(500,100)
Cash generated by financing activities	3,651,174	4,192,435	28,534,672

Change in cash	79,241	(8,474)	136,631
Cash-beginning of period	57,390	52,840	0
Cash-end of period	$136,631	$44,366	$136,631

See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)

Notes To Unaudited Interim Financial Statements

September 30, 2012

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and nine-month periods ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

3. Stockholders' Equity

           Stock Issued for Services

During the nine months ended September 30, 2012 we issued 283,551,815 shares of our common stock in exchange for services. The shares were valued at $ 3,651,000 or about $0.024 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

During the nine months ended September 30, 2011 we issued 284.6 million shares of our common stock in exchange for services. The shares were valued at $ 14.6 million or about $0.05 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued for Cash

During the nine months ended September 30, 2012 we issued 219,829,215 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 3,650,000 or about $0.0167 weighted average per share.

During the nine months ended September 30, 2011 we issued 183.2 million shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $ 6.5 million or about $0.035 weighted average per share.

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

On August 18, 2009, the Company purchase of Boeing 747 aircraft (N705BL). In 2010 the Company purchased a second Boeing 747 aircraft (N706BL). Baltia leased engines on a power-by-the-hour basis, which are installed on the aircraft. On January 11, 2012 Baltia sold Boeing 747 aircraft (N705BL).

In the third quarter of 2012, Baltia took steps to open an office in Ypsilanti, Michigan, where the company’s crew members plan to conduct their training with Kalitta Air.

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

Baltia intends to provide First, Business, and Voyager Class accommodations. Baltia’s passenger market strategy is tailored to particular preferences of the various segments of its customer base, with marketing attention particularly focused on American business travelers with interests in Russia who require high quality, non-stop service from the United States to Russia.

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

Additional revenues from charter flying: In conjunction with its Part 121 air carrier certification (“Part 121”), (referring to a “Federal Aviation Regulations” number, is an industry acronym used to describe a US airline operating heavy jet aircraft) for scheduled service, Baltia intends to seek certification for worldwide charter service. Following certification, Baltia plans to utilize aircraft time available between scheduled service, to earn additional revenues from charters. We are also considering qualifying our aircraft for military contracts.

In order to start revenue generating flight operations, the Company has to complete FAA Air Carrier Certification. During the past two and half years the Company has been participating in air carrier certification.

The Company will carry airline liability insurance as required for a US airline by DOT regulation.

As of September 30, 2011, Baltia had a staff of thirty which includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service and administration.

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

On January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 123R, “Share-Based Payment” (“SFAS 123(R)”), which requires that companies measure and recognize compensation expense at an amount equal to the fair value of share-based payments granted under compensation arrangements. Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, and would typically recognize no compensation expense for stock option grants if options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS 123(R) using the “modified prospective” method, which results in no restatement of prior period amounts. Under this method, the provisions of SFAS 123(R) apply to all awards granted or modified after the date of adoption. In addition, compensation expense must be recognized for any unvested stock option awards outstanding as of the date of adoption on a straight-line basis over the remaining vesting period. The Company calculates the fair value of options using a Black-Scholes option pricing model. For the six months ended June 30, 2011, the Company’s recognized (2005 on a pro forma basis) no compensation expense related to stock option grants.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported in the Statement of Cash Flows as a financing cash inflow rather than an operating cash inflow. In addition, SFAS 123(R) required a modification to the Company’s calculation of the dilutive effect of stock option awards on earnings per share. For companies that adopt SFAS 123(R) using the “modified prospective” method, disclosure of pro forma information for periods prior to adoption must continue to be made.

As of September 30, 2012, there was no unrecognized compensation cost related to non-vested options granted under the plan. The total fair value of shares vested during the nine-month period ended September 30, 2012 was $0.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 “Accounting Changes,” and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s consolidated financial statements and the related financial statement disclosures. SAB 108 is effective for the year ending December 31, 2006. We are currently evaluating the effect that the adoption of SAB 108 will have on our results of operations and financial

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertain tax positions. This Interpretation allows the tax effects from an uncertain tax position to be recognized in the Company's financial statements if the position is more likely than not to be sustained upon audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our financial statements.

RESULTS OF OPERATIONS

We had no revenues during the nine months ended September 30, 2012 because we do not fly any aircraft and cannot sell tickets.

Our general and administrative expenses decreased $3,363,611 to $2,535,848 in the nine months ended September 30, 2012 as compared to $5,899,459 in the nine months ended September 30, 2011. Primarily as a result of the foregoing, we incurred a net loss of $2,691,845 in the nine months ended September 30, 2012 as compared to a net loss of $6,115,768 in the nine months ended September 30, 2011.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2012, our working capital was ($227,646) and our stockholders' equity was $708,174. Our working capital increased $35,982 from ($263,446) on September 30, 2011 and our stockholders' equity decreased $1,749,416 from $2,457,590 on September 30, 2011.

Our operating activities utilized $3,571,933 in cash during the nine months ended September 30, 2012, a decrease of $395,152 from the $3,967,085 in cash utilized during the nine months ended September 30, 2011.

Our financing activities, from issuance of common stock, provided $3,651,174 and $4,192,435 in cash during the nine months ended September 30, 2012 and 2011, respectively.

As a result of the foregoing, our unrestricted cash increased to $136,631 as of September 30, 2012, as compared to $44,366 as of September 30, 2011.

We had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2012.

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

There was no change in our internal controls or in other factors that could affect these controls during the nine months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Baltia currently is not involved in any material legal proceedings as defined in 17 CFR 229.103 (Item 103) Regulation S-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2012 we issued 283,551,815 shares of our common stock in exchange for services. The shares were valued at $0.024 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the nine months ended September 30, 2012 we issued 219,829,215 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $3,629,191 million or about $0.01651 weighted average per share. The options were exercised at par value.

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

Item 4. Mine Safety Disclosures

Not applicable

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

10.3 - Product and Services Agreements between Navtech Systems Support Inc. and Baltia Airt Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.7 to Company’s 10-K/A for year 2010 as filed December 21, 2011.

10.4 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2011 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.9.2 to Company’s 10-K/A for year 2010 as corrected and filed March 2, 2012.

10.5 - First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010. Incorporated by reference to Exhibit 10.10 to Company’s 10-Q/A for 3rd quarter 2011, corrected and filed March 29, 2012.

10.6 Aircraft Bill of Sale for Boeing 747 aircraft N705BL. Incorporated by reference to Exhibit 10.9 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

10.7 JLT Certificate of Insurance BA-12-009 – Hull and Liability Incorporated by reference to Exhibit 10.10 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

10.8 JLT Insurance Binder – Hull, Spares and Liability. Incorporated by reference to Exhibit 10.11 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

10.9 JLT Insurance Binder – Airline Hull War and Allied Perils. Incorporated by reference to Exhibit 10.12 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

10.10 JLT Insurance Binder – Aviation Hull Deductible. Incorporated by reference to Exhibit 10.13 to Company’s 10-Q for 1st quarter 2012 as filed May 15, 2012.

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

DATED THIS 14th Day of November 2012

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

/s/ Igor Dmitrowsky Date: November 14, 2012

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

/s/ Igor Dmitrowsky Date: November 14, 2012

------------------------

Igor Dmitrowsky

Chief Executive Officer and Chief Financial Officer (principal accounting officer)