Form 10-Q/A
period 2012-09-30
BALTIA AIR LINES INC
filed 2012-12-13
CIK 869187

UNITED STATES UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Date of Amended Report Filing: December 13, 2012

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

NOTE: This amended filing is made to correct certain formatting errors in the Financial Statements and miscalculations of the Company’s working capital deficit in Item 2 of Management’s discussion of Liquidity and Capital Reserves as filed on November 14, 2012.

BALTIA AIR LINES, INC.

Baltia Air Lines, Inc.
Balance Sheet
(A Development Stage Company)

	September 30, 2012	December 31, 2011
	(unaudited)

Assets

Current Assets
Cash	$ 136,631	$ 57,390
Prepaid expenses	-	-
Total current assets	136,631	57,390

Property & Equipment:
Equipment	1,762,179	3,513,526
Accumulated depreciation	(124,268)	(109,268)
Net property and equipment	1,637,911	3,404,258

Other Assets:
Security deposit and other	317,293	317,293

Total assets	$ 2,091,835	$ 3,778,941

Liabilities and Equity
Current Liabilities:
Accounts payable	$ 95,286	$ 205,285
Accrued expenses	189,750	112,125
Total current liabilities	285,036	317,410

Long-term debt, net of discount	1,098,625	1,003,941

Equity:
Preferred stock-2,000,000 authorized $0.01 par value
66,500 issued & outstanding	665	665
Common stock-2,500,000,000 authorized $0.0001 par value
2,367,318,050 and 1,863,937,020 issued & outstanding
at September 30, 20112 and December 31, 2011, respectively	236,732	186,394
Additional paid in capital	87,411,435	76,918,969
Deficit accumulated during development stage	(86,940,658)	(74,648,438)
Total equity	708,174	2,457,590

Total liabilities and equity	$ 2,091,835	$ 3,778,941

See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Operations
(Unaudited)
(A Development Stage Company)

	Three Months Ended		Nine Months Ended		8/29/89
	September 30,		September 30,		(Inception) to
	2012	2011	2012	2011	9/30/2012

Revenue	$ -	-	-	$ -	$ -

Costs and expenses:
General & administrative	2,535,848	5,899,459	10,217,051	20,649,544	79,865,271
FAA certification costs	93,560	155,432	280,677	391,786	2,804,824
Training	-	0	0	0	225,637
Depreciation	5,000	2,500	15,000	7,500	371,089
Other	-	0	0	0	568,245
Interest expense (income)	57,437	58,377	172,309	175,951	1,483,528
Loss on sale of assest	-		1,607,183	0	1,607,183
Total costs and expenses	2,691,845	6,115,768	12,292,220	21,224,781	86,925,777

Loss before income taxes	(2,691,845)	(6,115,768)	(12,292,220)	(21,224,781)	(86,925,777)
Income taxes	-	2,427	-	2,427	14,881

Deficit accumulated during development stage	$ (2,691,845)	$ (6,118,195)	$ (12,292,220)	$ (21,227,208)	$ (86,940,658)

Basic:
Loss	($0.00)	($0.00)	($0.01)	($0.02)

Weighted average shares outstanding	2,256,143,384	1,528,939,640	2,056,748,921	1,337,537,800

See notes to unaudited interim financial statements.

Baltia Air Lines, Inc. Statement of Stockholders' Equity (Unaudited) (A Development Stage Company

	Preferred		Common			Deficit Accumulated
	Shares	Par Value	Shares	Amount	Additional Paid-in Capital	During Development Stage
Balance at December 31, 2011	66,500	$ 665	1,863,937,020	$ 186,394	$ 76,918,968	$ (74,648,438)

Stock issued and issuable for cash			219,829,215	21,983	3,629,191

Stock issued for services @$.024/share			283,551,815	28,355	6,863,275

Net loss						(12,292,220)

Balance at September 30, 2012	66,500	$ 665	2,367,318,050	$ 236,732	$ 87,411,434	$ (86,940,658)

See notes to unaudited interim financial statements.

Baltia Air Lines, Inc.
Statement of Cash Flows
(Unaudited)
(A Development Stage Company)
	Nine Months Ended September 30,		8/29/89 (Inception) to
Statement of Cash Flows	2012	2011	9/30/2012

Cash flows from operating activities:
Deficit Accumulated During Development Stage	$ (12,292,220)	$ (15,109,013)	$ (86,940,658)
Adjustments required to reconcile deficit accumulated
development stage to cash used in operating activities:
Depreciation	15,000	5,000	369,940
Amortization of loan discount	94,684	65,824	243,602
Expenses paid by issuance of common stock and options	6,891,630	10,859,194	56,354,786
Basis of sold or disposed assets	1,751,347	-	1,751,347
(Increase) decrease in prepaid expenses	-	50,160	400,301
Increase in accounts payable & accrued expenses	(32,374)	161,750	3,436,517
Cash flows used by operating activities:	(3,571,933)	(3,967,085)	(24,384,165)

Cash flows from investing activities:
Purchase of equipment	-	(205,737)	(3,696,583)
Security deposits	-	(28,087)	(317,293)
Cash used in investing activities	-	(233,824)	(4,013,876)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,651,174	4,192,435	26,940,153
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Proceeds of long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)
Cash provided by financing activities	3,651,174	4,192,435	28,534,672

Change in cash	79,241	(8,474)	136,631
Cash-beginning of period	57,390	52,840	-
Cash-end of period	$ 136,631	$ 44,366	$ 136,631

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

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2012, our working capital deficit was $148,405 and our stockholders' equity was $708,174. Our working capital increased by $111,615 from a deficit of $260,020 as of December 30, 2011, and our stockholders' equity decreased $1,749,416 from $2,457,590 on September 30, 2011.

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