Form 10-K/A
period 2008-12-31
BALTIA AIR LINES INC
filed 2013-02-22
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-K/A
                      Date of Amended Report:
                        February 22, 2013

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

        Registrant's telephone number, including area code:
                       (718) 244-8880

     Title of each class:    None
     Name of each  Exchange on which registered:  None

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

NOTE: This amended report is submitted to correct certain errors contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, modifying the paragraph related to Stock-based Compensation, and Item 11, Executive Compensdation, and, in addition, certain financial notes to the Exhibits contained in Item 15 Financial Statements, specifically Notes 2 and 4, and the addition of one note, Note 9 - Related Party. All other parts of this report remain the same as originally filed.




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

Stock-Based Compensation Plans: The Company accounts for stock-based payments using the fair value method in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all share based payments based on estimated fair value. Equity-classified share and warrant awards are measured at the grant date based on fair value. Common stock and warrants issued are valued at the estimated fair market value. The calculation of fair value related to stock compensation is subject to certain assumptions discussed in more detail in Note 4. Management updates such estimates when circumstances warrant. All compensation expense related to our share-based payment awards is recorded in General and administrative expenses in the Statements of Operations.

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

Item 11.  Executive Compensation.

                                                                                Change in
                                                                                Pension
                                                                     Non-equity Value and
                                                                     Incentive  Non-qualified
Name & Principal            Base               Stock      Option     Plan Comp  Incentive Plan All Other
Position           Year    Salary   Bonus   Awards<FN1>  Awards<FN1> Earnings   Compensation   Compensation   Total
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Igor Dmitrowsky
  President, CEO   2008  $ 133,400  $  -   $   60,000   $ 1,295,319  $    -     $        -    $     5,000  $ 1,493,719
                                                                                                    <FN2>
                   2007          -     -    1,094,798             -       -              -              -
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Barry Clare
  VP, Finance      2008          -     -      108,000       157,959       -              -         56,000      321,959
                                                                                                    <FN3>
                   2007          -     -      832,000             -       -              -              -      832,000
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Russ Thal,
  Exec VP          2008          -     -       99,050        38,019       -              -              -      137,069
                   2007          -     -       32,000             -       -              -              -       32,000
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Walter Kaplinsky
  Secretary        2008          -     -            -        35,000       -              -              -       35,000
                   2007          -     -       20,000             -       -              -              -       20,000

<FN1>     These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The fair value of these equity awards on the date of grant was approximately $1,793,247. The fair value was estimated using the Black-Sholes option pricing model with the following assumptions: risk free interest rate of 4.4%, no dividend yield, expected lives of 3 years,
and volatility between 150% and 217%.   The expected term of the equity
instruments granted is based on the "simplified method for "plain vanilla" options discussed in SEC Staff Accounting Bulletin ("SAB") No. 107, as amended by SAB No. 110. The expected volatility is derived from historic volatility of the Company's stock on the OTCBB for a period that matches the expected term of the equity award. The risk-free interest rate is the yield from a Treasury note corresponding to the expected term of the equity awards.

<FN2>Mr. Dmitrowsky was charged additional compensation of $5,000, which represents one-third of the rent the Company paid for its corporate headquarters during the year ended December 31, 2008.

<FN3>This compensation represents payment for negotiating services in connection with the raise of new equity capital.

Employment Agreements

The Company has no individual employment agreements in place with any of its executive officers or employees.

Future Compensation of Executive Officers

The board of directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of financing sufficient to commence flight operations, the rate of compensation for the Company's executive officers is expected to be: (i) President $198,000, Executive Vice President $130,000, Vice President Finance $120,000, (ii) Vice President Marketing $110,000,and (iii) Vice President Europe $90,000. Board directors are not presently compensated and shall receive no compensation prior to commencement of revenue service.

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


Notes to Financial Statements                            F-7 -  F-17

Patrick Rodgers, CPA, PA
309 E. Citrus Street
Altamonte Springs, FL 32701


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

I have audited the accompanying balance sheet of Baltia Airlines, Inc. ("the Company") as of December 31, 2008 and the statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
April 13, 2009
Except Note 2, Note 4, and Note 9 - February 15, 2013


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

Stock-Based Compensation Plans

The Company accounts for stock-based payments using the fair value method in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all share based payments based on estimated fair value. Equity-classified share and warrant awards are measured at the grant date based on fair value. Common stock and warrants issued are valued at the estimated fair market value.

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

Recent Accounting Pronouncements:

The Company evaluates the pronouncements of various authoritative accounting organizations, primarily the Financial Accounting Standards Board (FASB), the SEC, and the Emerging Issues Task Force (EITF), to determine the impact of new pronouncements on GAAP and the impact on the Company. The following are recent accounting pronouncements that have been adopted during 2012, or will be adopted in future periods.

Fair Value Measurements: In May 2011, the FASB amended the ASC to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. The amendment is effective for the first interim or annual period beginning on or after December 15, 2011. The adoption of this amendment on January 1, 2012 did not have a material impact on the Company's results of operations and financial condition.

Comprehensive Income: In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income. Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statements of shareholders' equity. The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011.

In February 2013, the FASB amended the ASC to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of the financial statements or in the notes, the amounts reclassified from other comprehensive income to the respective line items in the statements of operations. This amendment is effective for interim and annual periods beginning after December 15, 2012.

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



Note 4   Stockholders' Equity

Description of Securities:

Common Stock

We have been authorized to issue 500,000,000 shares of Common Stock at $.0001 par value per share. As of December 31, 2008, a total of 355,767,159 shares of Common Stock were issued and outstanding and held by over 100 shareholders. In addition, we have granted warrants to issue up to approximately 105,492,500 more shares of our common stock. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting.
Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

Recent Issuance of Unregistered Securities:

Year Ended December 31, 2008

Stock issued for cash: For the year ended December 31, 2008, the Company issued 816,625 shares of its $0.0001 par value common stock in exchange for cash in the amount of $46,450. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Stock issued for services: For the year ended December 31, 2008, the Company issued 29,500,000 shares of its $0.0001 par value common stock in exchange for services. We valued these shares at $675,950, or approximately $0.022 per share, which reflected the weighted average market value at the time of issuance. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

Stock issued due to exercise of warrants and options: During the year ended December 31, 2008, a holder of 46,000,000 warrants exercised his
option to acquire a like amount of common stock.   The exercise price
of these options was $0.0001; the exercise price was offset against accrued compensation of $4,600. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering.

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

Summary of Option and Warrant Activity

The Company accounts for its stock option awards under FASB ASC Topic 718 "Compensation-Stock compensation." The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the year ended December 31, 2008 and 2007; risk free interest rate of 4.4%, no dividend yield, expected lives of three years and volatility between 150% and 217%. The expected term of stock option awards granted is generally based up the "simplified" method for "plain vanilla" options discussed in SEC Staff Accountng Bulletin ("SAB") No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volaltility of the Company's stock on the OTCBB for a period that matches the expected term of the option. The risk free interest rate is the yield from a Treasury note corresponding to the expected term of the option. During the year ended December 31, 2008 and 2007, the Company granted a total of 91,562,500 and 45,000,000 options and warrants, respectively, at a weighted-average grant date fair value of $0.02 and $0.10, respectively. For the years ended December 31, 2008 and 2007, the Company recognized approximately $2,445,000 and $3,132,000, respectively, of stock-based compensation expense related to the issuance of options and warrants. This expense is reported with General & Administrative expenses in the accompanying statements of operations.

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.

                 Outstanding       Average        Weighted     Exerciseable      Weighted
                     at           Remaining       Average         at             Average
 Exercise        December 31,    Contractual      Exercise    December 31,       Exercise
  Price            2008             Life           Price           2008           Price
-------------   -------------   -------------   -----------   ---------------   -----------
$0.01-$0.05       95,542,500         2.4         $   0.01        95,542,500       $   0.01
$0.06-$0.25        9.950,000         2.5         $   0.24         9.950,000       $   0.24
-------------   -------------   -------------   -----------   ---------------   -----------
                 105,492,500         2.4         $   0.03       105,492,500       $   0.03
                =============   =============   ===========   ===============   ===========


The following is a summary of all option activity through December 31, 2008:


                                                                          Weighted
                                                                          Average
                                            Number of      Weighted      Remaining    Aggregate
                                             Shares        Average         Term      Instrinsic
                                           Outstanding     Price        (in years)     Value
                                           -------------  ------------   --------   -------------
Options outstanding at December 31, 2006    74,770,000      $   0.04
        Granted in 2007                     45,000,000      $   0.10
        Exercised                          (58,000,000)     $    -
        Lapsed                                  -           $    -
                                           -------------  ------------   --------   -------------
Options outsanding at December 31, 2007     61,770,000      $   0.12        3.9      $ 2,000,000
        Granted in 2008                     91,562,500      $   0.02
        Exercised                          (46,000,000)     $    -
        Lapsed                              (1,840,000)     $   0.04
                                           -------------  ------------   --------   -------------
Options outstanding at December 31, 2008   105,492,500      $   0.03        2.4      $ 4,362,173
                                           =============  ============
        Exercisable at December 31, 2008   105,492,500      $   0.54        2.4      $ 4,362,173
                                           =============  ============


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
                                                                  2008            2007
                                                               -----------     -----------

Currently payable:
Federal                                                        $      -        $    -
State                                                          $      -        $    -
Foreign                                                             4,364           -
                                                              ------------     -----------
Total currently payable                                             4,364           -
                                                              ============     ===========
Deferred:
Federal                                                         1,015,000          154,000
State                                                             154,000           25,000
                                                              ------------     -----------
Total Deferred                                                    169,000          179,000
Less: increase in allowance                                    (1,169,000)        (179,000)
                                                              ------------     -----------
Net Deferred                                                         -               -
                                                              ============     ===========

Total income tax provision (benefit)                          $     4,364      $     -
                                                              ============     ===========
Individual components given rise to the deferred tax
assets are as follows:                                              2008            2007
                                                               -----------     -----------
Future tax benefits arising from net operating loss
  carry forwards                                              $ 4,383,000      $ 3,873,000
Future tax benefits arising from options/warrents
   issued for services                                            671,000           13,000
                                                              ------------     -----------
Total                                                           5,054,000        3,886,000
Less: valuation allowance                                      (5,054,000)      (3,886,000)
                                                              ------------     -----------
Net Deferred                                                  $     -               -
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

Note 9  Related Party

During the year ended December 31, 2008, the Company issued 79,140,000 options of its $0.0001 par value common stock to officers and directors. These options were valued at $1,526,297, or a weighted average price of approximately $0.02 per share. Also, during 2008, the Company issued 14,750,000 restricted shares of its $0.0001 par value common stock to officers and directors. These restricted shares were valued at a weighted average price of approximately $0.10 per share. One officer exercised his option to acquire 46,000,000 shares of the Company's $0.0001 par value common stock.

One officer was charged additional compensation of $5,000, which represents one-third of the rent the Company paid for its corporate headquarters during the year ended December 31, 2008. A second officer received
$56,000 of additional compensation, which represented payment for negotiating services in connection with the raise of new equity capital.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: February 21, 2013

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                            DATE

/s/ Igor Dmitrowsky      Chairman, CEO and CFO            February 21, 2013
Igor Dmitrowsky         (Principal Executive Officer
                         and Principal Accounting Officer)

/s/ Walter Kaplinsky     Secretary and Director           February 21, 2013
Walter Kaplinsky

/s/ Andris Rukmanis     V.P. Europe and Director          February 21, 2013
Andris Rukmanis


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

Date: February 21, 2013

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

Date: February 21, 2013

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)