Form 10-K/A
period 2009-12-31
BALTIA AIR LINES INC
filed 2013-03-01
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-K/A

                 Date of Report:  March 1, 2013
 Mark One

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:
                 For the Fiscal Year Ended December 31, 2009

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number: 1-14519

                          BALTIA AIR LINES, INC.
          (Exact name of Registrant as specified in its charter)

            NEW YORK                         11-2989648
      (State of Incorporation)     (IRS Employer Identification No.)

     JFK International Airport, Building 151, Room 361, Jamaica, NY 11430
               (Address of principal executive offices)

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

NOTE: This amended report is submitted to correct certain errors contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, modifying the paragraph related to Stock-based Compensation, and Item 11, Executive Compensation, and, in addition, certain financial notes to the Exhibits contained in Item 15 Financial Statements, specifically Notes 3 and 4, and the addition of one note,
Note 8 - Related Party. All other parts of this report remain the same as the most recent previously filed report.

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

In order that a new airline would not fly empty on day one, approximately 30 days prior to the expected inaugural date the Company anticipates DOT authority to the advanced sales of tickets and cargo space. Such funds from advance sales, estimated at approximately $3 mm for the Company, accumulate in an escrow account, and are released upon the issuance of the air carrier certificate.

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

Stock-Based Compensation

The Company accounts for stock-based payments using the fair value method in accordance with the provisions of FASB ASC Topic 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense for all share based payments based on estimated fair value. Equity-classified share and warrant awards are measured at the grant date based on fair value. Common stock and warrants issued are valued at the estimated fair market value. The calculation of fair value related to stock compensation is subject to certain assumptions discussed in more detail in Note 4. Management updates such estimates when circumstances warrant. All compensation expense related to our share-based payment awards is recorded in General and administrative expenses in the Statements of Operations

Income taxes

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. Management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2007. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.


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

Item 11.  Executive Compensation.

                                                                                Change in
                                                                                Pension
                                                                     Non-equity Value and
                                                                     Incentive  Non-qualified
Name & Principal            Base               Stock      Option     Plan Comp  Incentive Plan All Other
Position           Year    Salary   Bonus   Awards<FN1>  Awards<FN1> Earnings   Compensation   Compensation   Total
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Igor Dmitrowsky    2009  $ 123,395  $  -   $6,956,000   $         -  $    -     $             $     5,000  $ 7,084,395
  President, CEO   2008    133,400     -       60,000     1,295,319       -              -          5,000    1,493,719
                                                                                                    <FN2>
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Barry Clare        2009          -     -      819,000             -       -              -        366,823    1,185,823
   VP, Finance     2008          -     -      108,000       157,959       -              -         56,000      321,959
                                                                                                    <FN3>
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Russ Thal,         2009          -     -      302,000             -       -              -              -      302,000
  Exec VP          2008          -     -       99,050        38,019       -              -              -      137,069
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Walter Kaplinsky   2009          -     -       65,000             -       -              -              -       65,000
  Secretary        2008          -     -            -        35,000       -              -              -       35,000
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Andris Rukmanis    2009          -     -       59,000             -       -              -              -       59,000
  VP, Europe       2008          -     -            -             -       -              -              -            -



<FN1>   These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The fair value of these equity awards on the date of grant was approximately $-0- and $1,526,297 for stock options issued for the years ended December 31, 2009 and 2008, respectfully, and $8,201,000 and $267,050 for stock awards for the years ended December 31, 2009 and 2008, respectively. The fair value was estimated using the Black-Sholes option pricing model with the following assumptions: risk free interest rate of 4.4%, no dividend yield, expected lives of 3-5 years,
and volatility between 150% and 217%.   The expected term of the equity
instruments granted is based on the "simplified method for "plain vanilla" options discussed in SEC Staff Accounting Bulletin ("SAB") No. 107, as amended by SAB No. 110. The expected volatility is derived from historic volatility of the Company's stock on the OTCBB for a period that matches the expected term of the equity award. The risk-free interest rate is the yield from a Treasury note corresponding to the expected term of the equity awards.

<FN2>   Mr. Dmitrowsky was charged additional compensation of $5,000, which represents one-third of the rent the Company paid for its corporate headquarters during the years ended December 31, 2009 and 2008, respectively.

<FN3>   Mr. Clare's was paid additional compensation of $366,823 and
$56,000 for the years ended December 31, 2009 and 2008, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital.

EMPLOYMENT AGREEMENTS

The Company has no individual employment agreements in place with any of its executive officers or employees.

Future Compensation of Executive Officers

The board of directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of financing sufficient to commence flight operations, the salary for the Company's executive officers is expected to be:(i) President $198,000, Executive Vice President $130,000, Vice President Finance $120,000, (ii) Vice President Marketing $110,000,and (iii) Vice President Europe $90,000.

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

Notes to Financial Statements                        F-6 to F-23

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

I conducted my audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether thefinancial statements are free of material misstatements.
I was not engaged to perform an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basisfor designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

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

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
April 28, 2011
Except Note 3, Note 4, Note 8,
And Note 9-February 24, 2013

                                Baltia Air Lines, Inc.

                                   BALANCE SHEETS
                           (A Development Stage Company)

                                                              December 31,
                                                      2009                        2008
                                                _____________           __________________
                               ASSETS
Current assets
  Cash                                          $  1,439,897            $         724,240

Property and equipment, net of
accumulated depreciation of $85,858
and $73,373 at  December 31, 2009
and 2008, respectively                               659,303                       41,134
                                                _____________           __________________
Total assets                                    $  2,099,200            $         765,374

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                    100,000                      15,000
                                                ______________           __________________
    Total current liabilities                         100,000                      15,000

Long-term debt                                          -                           -
                                                ______________           __________________
Total liabilities                                     100,000                      15,000
                                                ______________           __________________
Stockholders' equity

  Preferred stock, $0.01 par value;
   2,000,000 shares authorized, 66500
   issued and outstanding                       $         665           $             665

  Common stock, $.0001 par value; 950,000,000
   shares authorized, 743,580,039 and
   355,767,159 issued and outstanding at December
   31, 2009, and 2008 respectively              $      74,358           $          35,577
Additional paid-in capital                         32,102,590                  18,716,994
Deficit accumulated through development stage     (30,178,413)                (18,002,862)
                                                ______________           __________________
Total stockholders' equity                          1,999,200                     750,374
                                                ______________           __________________
Total liabilities and stockholders' equity      $   2,099,200           $         765,374
                                                ===============         ===================

The accompanying footnotes are an integral part of these financial statements.

                                    Baltia Air Lines, Inc.

                                  STATEMENTS OF OPERATIONS
                                (A Development Stage Company)

                                                Years Ended December 31,      Inception to
                                                  2009          2008           12/31/2009
Revenue                                         $        -      $         -    $         -
                                                _____________   ______________ ______________
Costs and Expenses
General and administrative                        11,403,476        3,536,152     26,764,154
FAA certification costs                              756,386          217,383      1,228,878
Training                                                -                -           225,637
Depreciation                                          13,072            8,551        332,679
Other                                                   -                -           568,245
Interest                                                (471)         (17,912)     1,050,221
                                               _____________   ______________ ______________
Total costs and expenses                          12,172,463        3,744,174     30,169,814
                                                _____________   ______________ ______________
Net loss before income taxes                     (12,172,463)      (3,744,174)   (30,169,814)
provision for income taxes                             3,087            4,364          8,599
                                                _____________   ______________ ______________
Deficit accumulated during
development stage                               $(12,175,550)     $(3,748,538)  $(30,178,413)
                                                ==============  ============== ===============
Net loss per weighted
  share, basic and fully
  diluted                                       $      (0.03)     $     (0.01)
                                                ==============  ===============
Weighted average number of common
shares outstanding, basic and fully diluted      476,403,471       303,326,480
                                                ==============  ===============

The Accompanying footnotes are an integral part of these financial statements.

                                 Baltia Air Lines, Inc.

                    STATEMENTS OF CHANGES IN STOCKHOLDERS'  EQUITY
                              (A Development Stage Company)
                                                                                                      Deficit Accumulated
                                                                                        Additional    During
                                          Preferred Stock          Common Stock         Paid-In       Development
                                         Shares     Amount     Shares       Amount      Capital       Stage               Total
Balance, December 21, 2005               66,500     665      67,298,009      6,730    9,293,365      ( 9,284,902)          5,858
  Exercise of warrants and options                           22,000,000      2,200        9,000                           11,200
  Shares issued and issuable for cash                        13,550,000      1,355       98,655                          100,010
  Shares issued for services                                 19,546,900      1,955      941,213                          943,168
  Options issued for services                                                           143,959                          143,959
  Net loss                                                                                            (1,208,680)     (1,208,680)
                                        ________  ______   _____________  _________  ___________   _______________  _____________
Balance, December 31, 2006               66,500     665     122,394,909     12,240   10,486,192      (10,493,582)          5,515
  Exercise of warrants and options                           58,000,000      5,800      239,700                          245,500
  Shares issued and issuable for cash                        60,670,637      6,067    2,450,438                        2,456,505
  Shares issued for services                                 38,384,988      3,838    3,021,429                        3,025,267
  Options issued for services                                                            35,768                           35,768
  Net loss                                                                                            (3,760,743)     (3,760,743)
                                        ________  ______   _____________  _________  ___________   _______________  _____________
Balance, December 31, 2007               66,500     665     279,450,534     27,945   16,233,527      (14,254,326)      2,007,812
  Exercise of warrants and options                           46,000,000      4,600                                         4,600
  Shares issued and issuable for cash                           816,625         82       46,368                           46,450
  Shares issued for services                                 29,500,000      2,950      673,000                          675,950
  Options issued for services                                                         1,764,099                        1,764,099
  Net loss                                                                                            (3,748,537)     (3,748,537)
                                        ________  ______   _____________  _________  ___________   _______________  _____________
Balance, December 31, 2008               66,500     665     355,767,159     35,577   18,716,994      (18,002,863)        750,374
  Exercise of warrants and options                           32,000,000      3,200                                         3,200
  Shares issued and issuable for cash                       154,034,244     15,403    3,686,497                        3,701,900
  Shares issued for services                                200,778,636     20,078    9,430,413                        9,450,491
  Options issued for services                                                           243,787                          243,787
  Stock issued to purchase airplane                           1,000,000        100       24,900                           25,000
  Net loss                                                                                           (12,175,550)    (12,175,550)
                                        ________  ______   _____________  _________  ___________   _______________  _____________
Balance, December 31, 2009               66,500  $  665     743,580,039  $  74,358   $ 32,102,590  $ (30,178,413)    $ 1,999,200
                                        ========  ======  ============== ==========  ============  ===============  =============

The accompanying footnotes are an integral part of these financial statements.

                                          Baltia Air Lines, Inc,

                                        STATEMENT OF CASH FLOWS
                                      (A Development Stage Company)

                                                                   Years Ended December 31,        Inception to
                                                                        2009        2008           12/31/2009
Cash flows from operations
 Deficit accumulated during development stage                   $  (12,175,550) $  (3,748,538)  $   (30,178,413)

Adjustment to reconcile deficit accumulated
  during development stage to cash used in
  operating activities:
  Depreciation and amortization                                         11,923          8,551           331,530
  Expenses paid by issuance of common stock                          9,697,478      2,444,649        17,014,415
  Changes in operating assets and liabilities:
      Prepaid expenses                                                     -              -             400,301
      Accounts payable and accrued expenses                             85,000        (10,000)        3,251,481
                                                                _______________  _____________  ________________
     Net cash used by operating activities                          (2,381,149)    (1,305,338)       (9,180,686)
                                                                _______________  _____________  ________________
Cash flows from investing activities

Purchase of equipment                                                 (605,094)          -             (928,218)
                                                                _______________  _____________  ________________
  Net cash used by investing activities                               (605,094)          -             (928,218)
                                                                _______________  _____________  ________________
Cash flows from financing activities
  Proceeds from issuance of common stock                             3,701,900         46,450        11,104,283
  Proceeds from issuance of preferred stock                                -              -               2,753
  Loans from related parties                                               -              -           1,351,573
  Repayment of related party loans                                         -              -            (368,890)
  Principal payments on long-term debt                                     -          (19,367)          (40,817)
  Acquisition of treasury stock                                            -              -            (500,100)
                                                                _______________  _____________  ________________
  Net cash provided by financing activities                          3,701,900         27,083        11,548,802

  Net increase (decrease) in  cash                                     715,657     (1,278,255)        1,439,897
  Cash, beginning of period                                            724,240      2,002,494                -
                                                                _______________  _____________  ________________
  Cash, end of period                                           $    1,439,897   $    724,240   $     1,439,897
                                                                ===============  =============  ================
Supplemental cash flow disclosures:
  Cash paid during the year for interest                        $         (417)  $     17,913
                                                                ===============  =============
  Fair value of equity instruments issued as
  partial plane payment to acquire Boeing 747-200 airplane      $       25,000   $        -
                                                                ===============  =============
The accompanying footnotes are an integral part of these financial statements.


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

2.      Property and Equipment

A summary of property and equipment is as follows:

                                          Estimated                December 31,
                                          Useful Life            2009              2008
Airplane                                   5-7 Years         $  590,524         $      -
Office equipment and other                 5-7 Years            154,637            115,067
Less accumulated depreciation                                   (85,858)           (73,934)
                                                             ___________        ___________
Net                                                          $  659,303         $   41,133
                                                             ===========        ===========
Current depreciation expense                                 $   11,923         $    8,551
                                                             ===========        ===========

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

In accordance with GAAP, the Company is required to determine whether a tax position of the Company is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized could result in the Company recording a tax liability that would reduce stockholders equity. This policy also provides guidance on thresholds, measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition that is intended to provide better financial statement comparability among different entities. Management's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2007. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state and local tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008


4.      Stockholders' Equity (continued)


Recent Issuance of Unregistered Securities during the year ended
December 31, 2009:

Stock issued for cash: For the year ended December 31, 2009, the Company issued 154,034,244 shares of its $0.0001 common stock in exchange for cash in the amount of$3,701,900, net of offering expenses of $576,000. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering.

Stock Issued for Services: For the year ended December 31, 2009, the Company issued 200,778,636 of its $0.0001 par value shares of our common stock in exchange for services. The shares were valued at $9,450,000, or about $0.047 per share, which reflected the weighted average market value at the time of issuance. Of the 200,778,636 common stock shares, a total of 116,000,000 shares, valued at $5.4 million, were issued to Igor Dmitrowsky, our president, and 1,000,000 shares, valued at $25,000, were issued as a component of the total consideration paid to acquire a Boeing 747 airplane. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering.

Stock Issued Due to Exercise of Warrants & Options during the year ended December 31, 2009: During the year ended December 2009, Mr. Dmitrowsky exercised 32,000,000 warrants to acquire a like amount of shares of our $0.0001 par value common stock. The options were exercised at the $0.0001 strike price. The exercise price was offset against accrued compensation of $3,200.

Year Ended December 31, 2008:

Stock issued for cash: For the year ended December 31, 2008, the Company issued 816,625 shares of its $0.0001 par value common stock in exchange for cash in the amount of $46,450. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

4.     Stockholders' Equity (continued)

Year Ended December 31, 2008 (continued)

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

Summary of Option and Warrant Activity

The Company accounts for its stock option awards under FASB ASC Topic 718 "Compensation - Stock compensation." The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the years ended December 31, 2009 and 2008; risk free interest rate of 4.4%, no dividend yield, expected lives of three to five years and volatility between 150% and 217%. The expected term of stock option awards granted is generally based up the "simplified" method for "plain vanilla" options discussed in SEC Staff Accounting Bulletin ("SAB") No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of the Company's stock on the OTCBB for a period that matches the expected term of the option. The risk free interest rate is the yield from a Treasury note corresponding to the expected term of the option. For the years ended December 31, 2009 and 2008, the Company recognized approximately $9,697,000 and $2,445,000, respectively, of stock-based expenses related to the issuance of options during the year ended December 31, 2009 and 2008.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

4.      Stockholders' Equity (continued)

Summary of Option and Warrant Activity (continued)

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.

                    Outstanding         Average          Weighted         Exercisable       Weighted
                      at               Remaining         Average              at            Average
    Exercise       December31,        Contractual        Exercise         December 31,      Exercise
     Price           2009                Life             Price               2009           Price
  ______________   ____________     ___________        __________        _____________    ___________
  $0.01 -$0.05     22,972,500             2.1          $    0.02           22,972,500     $     0.02

  $0.06-$0.25       6,006,818             4.8              $0.12            6,006,818     $     0.12
                   ____________     ___________        __________        _____________    ___________
                   28,979,318             2.7              $0.04           28,979,318     $     0.04
                   ============     ===========        ==========        =============    ===========


The following is a summary of all option and warrant activity through December 31, 2009:

                                                 Number of          Weighted        Remaining        Aggregate
                                                  Shares             Average          Term           Intrinsic
                                                Outstanding           Price         (in years)       Value <FN1>
                                             _______________    ______________   ____________      ______________
 Options outstanding at December 31, 2007       61,770,000      $        0.04

    Granted in 2008                             91,562,500      $        0.10
    Exercised                                  (46,000,000)     $         -
    Lapsed                                   (1,840,000.00)     $         -
                                             _______________    ______________   ____________      ______________
Options outstanding at December 31, 2008        105,492,500     $        0.02          3.9         $   2,000,000

    Granted in 2009                               2,776,818     $        0.02
    Exercised                                   (32,000,000)    $         -
    Lapsed                                      (47,290,000)    $         -
                                             _______________    ______________   ____________      ______________
Options outstanding at December 31, 2009         28,979,318     $        0.04          2.7         $   1,727,949
                                             ===============    ==============
    Exercisable at December 31, 2009             28,979,318     $        0.04          2.7         $   1,727,949
                                             ===============    ==============

<FN1> Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008

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

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009 and 2008


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

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


8. Related Party

During the years ended December 31, 2009 and 2008, the Company issued -0-and 79,140,000 options, respectively, of its $0.0001 par value common stock to officers and directors, valued at $-0- and $1,526,297, respectively, or a weighted average price of approximately $0.02 per share for the options issued during the year ended December 31, 2008. Also, during 2009 and 2008, the Company issued 151,000,000 and 14,750,000, respectively, restricted shares of its $0.0001 par value common stock to officers and directors, valued at $8,201,000 and $267,050, respectively, or a weighted average price of approximately $.054 and $0.10 per share, respectively. During the year ended December 31, 2008, one officer exercised his option to acquire 46,000,000 shares of the Company's $0.0001 par value common stock.

During the years ended December 31, 2009 and 2008, one officer was charged additional compensation of $5,000 and $5,000, respectively, which represented one-third of the rent the Company paid for its corporate headquarters during the years ended December 31, 2009 and 2008. Also, during the years ended December 31, 2009 and 2008, a second officer received $366,823 and $56,000, respectively, of additional compensation, which represented payments made for negotiating services in connection with the raise of new equity capital.

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

Date: February 26, 2013

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                          DATE

/s/ Igor Dmitrowsky           Chairman, CEO and CFO          February 26, 2013
Igor Dmitrowsky              (Principal Executive Officer
                              and Principal Accounting Officer)

/s/ Walter Kaplinsky          Secretary and Director         February 26, 2013
Walter Kaplinsky

/s/ Andris Rukmanis           V.P. Europe and Director       February 26, 2013
Andris Rukmanis


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

Date: February 26, 2013

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

Date: February 26, 2013

/s/ Igor Dmitrowsky
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer
(principal accounting officer)