Form 10-K/A
period 2009-12-31
BALTIA AIR LINES INC
filed 2013-03-08
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-K/A

                 Date of Amended Report:  March 08, 2013
 Mark One

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

NOTE: This amended report is submitted to correct a clerical calculation error which over-reported stock awards to the Company's principal, Mr. Igor Dmitrowsky for the year 2009 as $6,956,000. This has been corrected to show the value of $5,896,000, in Item 11, Executive Compensation, and the related financial notes to the Exhibits contained in Item 15 Financial Statements, specifically Notes 4 and 8. All other parts of this report, other than the Table of Contents, have been omitted and remain the same as the most recent previously.

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

PART IV

Item 15.       Exhibits and Financial Statements

[SECTION OMITTED]


Item 11.  Executive Compensation.

                                                                                Change in
                                                                                Pension
                                                                     Non-equity Value and
                                                                     Incentive  Non-qualified
Name & Principal            Base               Stock      Option     Plan Comp  Incentive Plan All Other
Position           Year    Salary   Bonus   Awards<FN1>  Awards<FN1> Earnings   Compensation   Compensation   Total
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Igor Dmitrowsky    2009  $ 123,395  $  -   $5,896,000   $         -  $    -     $             $     5,000  $ 6,024,395
  President, CEO   2008    133,400     -       60,000     1,295,319       -              -          5,000    1,493,719
                                                                                                    <FN2>
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Barry Clare        2009          -     -      819,000             -       -              -        366,823    1,185,823
   VP, Finance     2008          -     -      108,000       157,959       -              -         56,000      321,959
                                                                                                    <FN3>
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Russ Thal,         2009          -     -      302,000             -       -              -              -      302,000
  Exec VP          2008          -     -       99,050        38,019       -              -              -      137,069
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Walter Kaplinsky   2009          -     -       65,000             -       -              -              -       65,000
  Secretary        2008          -     -            -        35,000       -              -              -       35,000
-----------------  ----- ---------- ------ ------------ ------------ --------  -------------  ------------ -----------
Andris Rukmanis    2009          -     -       59,000             -       -              -              -       59,000
  VP, Europe       2008          -     -            -             -       -              -              -            -



<FN1>   These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The fair value of these equity awards on the date of grant was approximately $-0- and $1,526,297 for stock options issued for the years ended December 31, 2009 and 2008, respectfully, and $7,141,000 and $267,050 for stock awards for the years ended December 31, 2009 and 2008, respectively. The fair value was estimated using the Black-Sholes option pricing model with the following assumptions: risk free interest rate of 4.4%, no dividend yield, expected lives of 3-5 years,
and volatility between 150% and 217%.   The expected term of the equity
instruments granted is based on the "simplified method for "plain vanilla" options discussed in SEC Staff Accounting Bulletin ("SAB") No. 107, as amended by SAB No. 110. The expected volatility is derived from historic volatility of the Company's stock on the OTCBB for a period that matches the expected term of the equity award. The risk-free interest rate is the yield from a Treasury note corresponding to the expected term of the equity awards.

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


[SECTION OMITTED]




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

Stock Issued for Services: For the year ended December 31, 2009, the Company issued 200,778,636 of its $0.0001 par value shares of our common stock in exchange for services. The shares were valued at $9,450,000, or about $0.047 per share, which reflected the weighted average market value at the time of issuance. Of the 200,778,636 common stock shares, a total of 116,000,000 shares, valued at $5.9 million, were issued to Igor Dmitrowsky, our president, and 1,000,000 shares, valued at $25,000, were issued as a component of the total consideration paid to acquire a Boeing 747 airplane. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering.

Stock Issued Due to Exercise of Warrants & Options during the year ended December 31, 2009: During the year ended December 2009, Mr. Dmitrowsky exercised 32,000,000 warrants to acquire a like amount of shares of our $0.0001 par value common stock. The options were exercised at the $0.0001 strike price. The exercise price was offset against accrued compensation of $3,200.

[SECTION OMITTED]

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009


8. Related Party

During the years ended December 31, 2009 and 2008, the Company issued -0-and 79,140,000 options, respectively, of its $0.0001 par value common stock to officers and directors, valued at $-0- and $1,526,297, respectively, or a weighted average price of approximately $0.02 per share for the options issued during the year ended December 31, 2008. Also, during 2009 and 2008, the Company issued 151,000,000 and 14,750,000, respectively, restricted shares of its $0.0001 par value common stock to officers and directors, valued at $7,141,000 and $267,050, respectively, or a weighted average price of approximately $.054 and $0.10 per share, respectively. During the year ended December 31, 2008, one officer exercised his option to acquire 46,000,000 shares of the Company's $0.0001 par value common stock.

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

Baltia Air Lines, Inc.

Date: March 8, 2013

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO