Form 10-K/A
period 2010-12-31
BALTIA AIR LINES INC
filed 2013-03-13
CIK 869187

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549

                            FORM 10-K/A

                Date of Amended Report:  March 13, 2013
 Mark One

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


EXPLANATORY NOTE: This sixth amended filing is done to correct certain errors found in calculation of stock-based compensation, and valuation as stated in Items 11 and the Financial Notes to the Financial Statements,
 Note 3, Note 4, Note 9, and Note 10. All corrected sections are included in this report.

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

PART IV

Item 15.   Exhibits and Financial Statements

[SECTION OMITTED]

Item 11.  Executive Compensation.

No cash compensation was paid to the executive officers of the Company during the fiscal years ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 187,600,000 shares of its $.0001 par value common stock to its executive officers; the shares were recorded at fair value and were awarded as bonus fully earned and non-assessable, and containing no future earned performance of forfeiture requirements. Of this 187,600,000 total, 149,000,000 shares, valued at $8,759,000, was issued to Igor Dmitrowsky, president and CEO.

COMPENSATION TABLE - YEAR 2010

                                                                           Change  in
                                                                           Pension Value
                                                                           Value and
                                                               Non-Equity  Nonqualified
                                          Stock       Option   Incentive   Incentive     All Other
Name & Principal                          Awards      Awards   Plan Comp.  Plan          Compensation
    Position       Year  Salary    Bonus  <FN1>        <FN1>    Earnings   Compensation      ,<FN3>,<FN4>    Total
 _______________   _____ ________  _____  ___________  ______  _________  ____________  ___________      ____________
 Igor Dmitrowsky   2010  $      -  $   -  $ 8,759,000  $   -   $       -   $         -   $ 145,453       $  8,904,453
                   2009   123,395      -    5,896,000      -           -             -       5,000          6,024,395

 Bary Clare        2010         -      -    2,024,000      -           -             -     293,427          2,317,427
                   2009         -      -      819,000      -           -             -     366,823          1,185,823

 Russ Thal         2010         -      -      293,000      -           -             -           -            293,000
                   2009         -      -      302,000      -           -             -           -            302,000

 Walter kaplinsky  2010         -      -      202,000      -           -             -       3,930            205,930
                   2009         -      -       65,000      -           -             -           -             65,000

 Andris Rukmanis   2010         -      -      162,000      -           -             -           -            162,000
                   2009         -      -       59,000      -           -             -           -             59,000

<FN1>. These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The fair value of these equity awards on the date of grant was approximately $11,444,500 and $7,141,000 for stock awards for the years ended December 31, 2010 and 2009. The fair value was estimated using the Black-Sholes option pricing model with the following assumptions: risk free interest rate of 4.4%, no dividend yield, expected lives between one and five years, and volatility of 200%.
The expected term of the equity instruments granted is based on the "simplified method for "plain vanilla" options discussed in SEC Staff Accounting Bulletin ("SAB") No. 107, as amended by SAB
No. 110. The expected volatility is derived from historic volatility of the Company's stock on the OTCBB for a period that matches the expected term of the equity award. The risk-free interest rate is the yield from a Treasury note corresponding to the expected term of the equity awards.

<FN2>. Mr. Dmitrowsky was charged additional compensation of $15,000 and $5,000, which represents one-hundred percent and one-third of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2010 and 2009, respectively. In addition, during the year ended December 31, 2010, Mr. Dmitrowsky received other compensation of $130,453 for services provided the Company in lieu of salary.

<FN3>. Mr. Clare's was paid additional compensation of $293,427 and
$366,823 for the years ended December 31, 2010 and 2009, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital.

<FN4>. Mr. Kaplinsky was paid additional compensation of $3,930 for services provided the Company during the year ended December 31, 2010.

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

[SECTION OMMITTED]

Item 15.  Exhibits and Financial Statements.


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

Notes to Financial Statements                         F-6 to F-

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


Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
May 9, 2011
Except Note 3, Note 4, Note 9
And Note 10 - February 28, 2013

[SECTION OMITTED]

BALTIA AIR LINES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


3.      Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

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

Comprehensive Income: In June 2011, the FASB amended the ASC to increase the prominence of the items reported in other comprehensive income. Specifically, the amendment to the ASC eliminates the option to present the components of other comprehensive income as part of the statements of shareholders' equity. The amendment must be applied retrospectively and is effective for fiscal years and the interim periods within those years, beginning after December 15, 2011..

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

BALTIA AIR LINES, INC.
(A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010


4.      Stockholders' Equity


[SECTION OMITTED]


Recent issuance of Unregistered Securities during the year ended
December 31, 2010:

Year Ended December 31, 2010

Stock issued for cash: For the year ended December 31, 2010, the Company issued 115,776,464 shares of its $0.0001 par value common stock in exchange for cash in the amount of $4,377,454, net of offering expense of $1,094,366. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering.

Stock issued for services: For the year ended December 31, 2010, the Company issued 252,658,491 shares of its $0.0001par value common stock in exchange for services. These shares were valued at $15,009,850, or about $0.059 per share, which reflected the weighted average market value at the time of issuance. Of the 252,658,491 total, 149,000,000 shares, valued at $8,759,000 were issued to Igor Dmitrowsky, president and CEO. We also issued 6.8 million shares of our $0.0001 par value common stock as a debt incentive; these shares were valued at $202,000.

Year Ended December 31, 2009

Recent Issuance of Unregistered Securities during the year ended
December 31, 2009:

Stock issued for cash: For the year ended December 31, 2009, the Company issued 154,034,244 shares of its $0.0001 common stock in exchange for cash in the amount of $3,701,900, net of offering expenses of $576,000. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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


Stock Options and Warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 "Compensation-Stock compensation." The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the year ended December 31, 2008; risk free interest rate of 4.4%, no dividend yield, expected lives of between one to five years and volatility of 200%. The expected term of stock option awards granted is generally based up the "simplified" method for "plain vanilla" options discussed in SEC Staff Accounting Bulletin ("SAB") No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of the Company's stock on the OTCBB for a period that matches the expected term of the option. The risk free interest rate is the yield from a Treasury note corresponding to the expected term of the option. For the years ended December 31, 2010 and 2009, the Company recognized approximately $15,009,850 and $9,697,000 , respectively, of stock-based expenses related to the issuance of options and shares .

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.


                      Outstanding        Average          Weighted       Exercisable          Weighted
                          at            Remaining         Average           at                Average
   Exercise           December31,      Contractual        Exercise       December 31,         Exercise
   Price                2010              Life             Price           2010                Price
_________________    ______________  ____________     ______________    _______________     ____________
   $0.01 -$0.05       26,372,500          1.1         $     0.02            26,372,500       $     0.02
   $0.06-$0.25         6,006,818          3.8         $     0.12             6,006,818
                     ______________  ____________     ______________    _______________     ____________
                      32,379,318          1.6         $     0.03            32,379,318       $     0.03
                     ==============  ============     ==============    ===============     ============




The following is a summary of all option activity through December 31, 2010:


                                                                                    Average
                                                 Number of         Weighted        Remaining       Aggregate
                                                   Shares          Average           Term          Intrinsic
                                                Outstanding        Price           (in years)        Value <FN1>
                                               ______________   ______________   ____________   ________________
Options outstanding at December 31, 2008        105,492,500     $       0.02

        Granted in 2009                           2,776,818     $       0.02
        Exercised                               (32,000,000)    $       -
        Lapsed                                  (47,290,000)    $       -
                                               ______________   ______________   ____________   ________________
Options outstanding at December 31, 2009         28,979,318     $       0.03            2.7     $    1,727,949

        Granted in 2010                           3,400,000     $       -
        Exercised                -                        -     $       -
        Lapsed                                            -     $       -
                                               ______________   ______________   ____________   ________________
Options outstanding at December 31, 2010         32,379,318     $       0.03            1.6     $      661,076
                                               ==============   ==============   ============   ================
        Exercisable at December 31, 2010         32,379,318     $       0.54            1.6     $      661,076
                                               ==============   ==============   ============   ================

<FN1>  Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price.

[SECTION OMITTED]

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

[SECTION OMITTED]


Note 9 - Related Party

During the year ended December 31, 2010 and 2009, the Company issued 187,600,000 and 151,000,000, respectively, restricted shares of its
$0.0001 par value common stock to officers and directors. These restricted shares were valued at $11,444,500 and $7,141,000 respectively, or a weighted average price of approximately $.06 and $.054 per share, respectively. Its president and CEO was charged additional compensation of $15,000 and $5,000, which represents one-hundred percent and one-third of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2010 and 2009, respectively. Also, during the year ended December 31, 2010, this officer received other compensation of $130,453 for services provided the Company in lieu of salary. A second officer, vice president-finance, was paid additional compensation of $293,427 and $366,823 for the years ended December 31, 2010 and 2009, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital.  A third officer, corporate secretary, was paid additional compensation of $3,930 for services provided the Company during the year
ended December 31, 2010.   A company controlled by a member of the board of
directors, was issued 6.8 million restricted shares of the Company's $0.0001 par value common stock, as loan cost paid in connection with the financing of a 747-200 airplane. In addition, this company was issued 3.4 million warrants to purchase a like number of the Company's $0.0001 par value common stock within one year of December 1, 2010.

10. <STRIKEOUT>9.</STRIKEOUT>  Subsequent Events

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

Baltia Air Lines, Inc.

Date: March 13, 2013

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO