Form 10-K/A
period 2011-12-31
BALTIA AIR LINES INC
filed 2013-03-21
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Mark One
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2011
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Date of Report: March 20, 2013

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

[EXPLANATORY NOTE: Certain clerical errors were discovered in the previous 10-K filings which necessitated a complete review and recalculation of executive compensation for all directors and officers. The result of this review has resulted in the corrections that have been made to prior 10-K filings and in Item 11. Executive Compensation, the Report of the Independent Registered Public Accounting Firm, and Financial Notes, Recent Accounting Pronouncements, Notes 4 and 8.

All other parts of the report have been omitted and are the same as previously filed.]

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

PART I

Item 11. Executive Compensation.

No cash compensation was paid to the executive officers of the Company during the fiscal years ended December 31, 2011 and 2010.

During the year ended December 31, 2011, the Company issued 245,749,998 shares of its $.0001 par value common stock to its executive officers; the shares were recorded at fair value and were awarded as bonus fully earned and non-assessable, and containing no future earned performance of forfeiture requirements. Of this 245,749,998 total, 208,500,000 shares, valued at $10,712,000, was issued to Igor Dmitrowsky, president and CEO.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Base Salary	Bonus	Stock Awards*	Option Awards*	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Nonqualified Incentive Plan Compensation	All Other Compensation **	Total
Igor Dmitrowsky President, CEO	2011 2010	$ 0 0	$ 0 0	$ 10,712,000 8,759,000	$ 0 0	$ 0 0	$ 0 0	$ 75,106 145,453	$10,787,106 8,904,453
Barry Clare Vice-President	2011 2010	0 0	0 0	1,426,000 2,024,000	0 0	0 0	0 0	347,948 293,427	1,773,948 2,317,427
Rusell Thal Vice-President	2011 2010	0 0	0 0	362,000 293,000	0 0	0 0	0 0	51,000 0	413,000 293,000
Walter Kaplinsky Secretary	2011 2010	0 0	0 0	214,000 202,000	0 0	0 0	0 0	0 3,930	214,000 205,930
Andris Rukmanis VP, Europe	2011 2010	0 0	0 0	0 162,000	0 0	0 0	0 0	0 0	0 162,000

* These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The fair value of these equity awards on the date of grant was approximately $12,714,000 and $11,440,000 for stock awards for the years ended December 31, 2011 and 2010. The fair value was estimated using the Black-Sholes option pricing model with the following assumptions: risk free interest rate of 3.3% and 4.4%, for the years ended December 31, 2011 and 2010, respectively, no dividend yield, expected lives between one and five years, and volatility of 200%. The expected term of the equity instruments granted is based on the “simplified method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historic volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the equity award. The risk-free interest rate is the yield from a Treasury note corresponding to the expected term of the equity awards.

** Mr. Dmitrowsky was charged additional compensation of $15,000 and $15,000, which represents one-hundred percent of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2011 and 2010, respectively. In addition, during the years ended December 31, 2011 and 2010, Mr. Dmitrowsky received other compensation of $60,106 and $130,453 for services provided the Company in lieu of salary.

Mr. Clare was paid additional compensation of $347,948 and $293,427 for the years ended December 31, 2011 and 2010, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital.

Russell Thal was paid additional compensation of $51,000 for services provided the Company during the year ended December 31, 2011.

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

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
April 16, 2012
Except Note 3 and Note 9—March 8, 2013

APPENDIX A – Financial Exhibits

BALTIA AIR LINES, INC.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIESDECEMBER 31, 2011

 [SECTION OMITTED – Introductory Discussion]

Recent Accounting Pronouncements:

Recently Adopted Standards

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

BALTIA AIR LINES, INC.NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2011

[SECTION OMITTED – Financial Notes 1-2]

Note 3. Stockholders' Equity

Recent Issuance of Unregistered Securities

Year Ended December 31, 2011

Stock issued for cash: For the year ended December 31, 2011, the Company issued 241,369,947 shares of its $0.0001 par value common stock in exchange for cash in the amount of $7,807,242. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.

Stock issued for services: For the year ended December 31, 2011, the Company issued 357,846,441 shares of its $0.0001 par value common stock in exchange for services in the amount of $17,438,892, or $0.049 per share, which reflected the weighted average market value at the time of issuance. Of these 357,846,441 total, 208,500,000 shares, valued at $10,712,0000 were issued to Igor Dmitrowsky, president and CEO.

Year Ended December 31, 2010

Stock issued for cash: For the year ended December 31, 2010, the Company issued 115,776,464 shares of its $0.0001 par value common stock in exchange for cash in the amount of $4,377,454, net of offering expense of $1,094,366. These shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.

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

Stock Options and Warrants

The Company accounts for its stock option awards under FASB ASC Topic 718 “Compensation—Stock compensation.” The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for each grant for the year ended December 31, 2011; risk free interest rate of 3.3% and 4.4%, for the years ended December 31, 2011 and 2010, respectively, no dividend yield, expected lives of between one to five years and volatility of 200%. The expected term of stock option awards granted is generally based up the “simplified” method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historical volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the option. The risk free interest rate is the yield from a Treasury note corresponding to the expected term of the option. For the years ended December 31, 2011 and 2010, the Company recognized approximately $17,438,892 and $15,009,850 , respectively, of stock-based expenses related to the issuance of options and shares.

The Company has not paid cash dividends and does not expect to pay cash dividends in the future.

At December 31, 2011, the Company had the following options outstanding:

Exercise Price	Outstanding at December 31, 2011	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2011	Weighted Average Exercise Price
$ 0.01 - $ 0.05	3,276,818	3.3	$ 0.01	3,276,818	$ 0.01
$ 0.06 - $ 0.25	2,280,000	4.0	$ 0.17	2,280,000	$ 0.17
	5,556,818	3.6	$ 0.07	5,556,818	$ 0.07

Summary of Option Activity Through December 31, 2011

	Number of Shares Outstanding	Weighted Average Price	Average Remaining Term (in years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2009	28,979,318	$0.02
Granted	3,400,000	$0.04
Exercised	-	$-
Lapsed	-	$-
Options outstanding at December 31, 2010	32,379,318	$0.03	1.6	$ 661,076
Granted	-	$-
Exercised	-	$-
Lapsed	(26,822,500)	$-
Options outstanding at December 31, 2011	5,556,818	$0.07	3.6	$ 111,073

Exercisable at December 31, 2011	5,556,818	$0.07	3.6	$ 111,073

* Amount by which the fair value of the stock at the balance sheet date exceeds the exercise price

[SECTION OMITTED]

Note 9—Related Party

During the year ended December 31, 2011 and 2010, the Company issued 245,749,998 and 187,600,000, respectively, restricted shares of its $0.0001 par value common stock to officers and directors. These restricted shares were valued at $12,714,000 and $11,440,000, respectively, or a weighted average price of approximately $.05 and $.06 per share, respectively. Its president and CEO was charged additional compensation of $15,000 and $15,000, which represents one-hundred percent of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2011 and 2010, respectively. Also, during the year ended December 31, 2011 and 2010, this officer received other compensation of $60,106, and $130,453, respectively, for services provided the Company in lieu of salary. A second officer, vice president-finance, was paid additional compensation of $347,948 and $293,427 for the years ended December 31, 2011 and 2010, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital. A third officer, corporate secretary, was paid additional compensation of $3,930 for services provided the Company during the year ended December 31, 2010. A fourth officer was paid additional compensation of $51,000 for services provided the Company during the year ended December 31, 2011. During the year ended December 31, 2010, a company controlled by a member of the board of directors, was issued 6.8 million restricted shares of the Company’s $0.0001 par value common stock, as loan cost paid in connection with the financing of a 747-200 airplane. In addition, this company was issued 3.4 million warrants to purchase a like number of the Company’s $0.0001 par value common stock within one year of December 1, 2010. These warrants expired in 2011

[END OF NOTES TO FINANCIAL STATEMENTS]

[SECTION OMITTED]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: March 20, 2013

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO