Form 10-K
period 2012-12-31
BALTIA AIR LINES INC
filed 2013-04-16
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-K
Mark One
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2012
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2012 to December 31, 2012
Date of Report: April 16, 2013
BALTIA AIR LINES, INC.
(Exact name of Registrant as specified in its charter)
NEW YORK(State of Incorporation)	11-2989648(IRS Employer Identification No.)
JFK International Airport, Building 151, Jamaica, NY 11430(Address of principal executive offices)(718) 244 8880(Registrant's telephone number, including area code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2012 is $23,185,507.
The number of shares of the registrant's common stock outstanding as of April 15, 2013 was 2,579,123,580.

TABLE OF CONTENTS
PART 1
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Information
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statement Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosures
Item 9A	Controls and Procedures
Item 9B	Other Information - Required FD Dislosure of Nonpublic Material Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Financial Statements and Other Exhibits

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
Baltia carries $500,000,000 aircraft liability insurance, and has placed $1.2 billion airline liability insurance through JLT Aerospace meeting the regulatory requirement in preparation for the commencement of revenue service. The Company will carry airline liability insurance as required for a US airline by DOT regulation.
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
As of December 31, 2012, Baltia's staff of twenty-five includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.
Item 1A. Risk Factors.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 1B. Unresolved Staff Comments.
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 2. Properties.
The Company rents space at Concourse A, Terminal 4, JFK International Airport and has headquarters at Building 151, JFK Airport. Baltia has an office space in Pulkovo Airport, St. Petersburg, Russia. In addition, in 2012, Baltia opened its operations office in at Willow Run Airport, Ypsilanti, Michigan.
Item 3. Legal Proceedings.
None.
Item 4. Reserved
PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2011 and 2012. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.
Fiscal Quarter Ended	High	Low
---------------------------	---------------	----------------
March 31, 2011	.04	.04
June 30, 2011	.04	.04
September 30, 2011	.05	.04
December 31, 2011	.05	.04
March 31, 2012	.05	.03
June 30,2012	.04	.01
September 30, 2012	.04	.01
December 31, 2012	.04	.01
The Company currently estimates that there are more than 1000 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.
Equity Compensation Plan
The Company’s compensation plan is a generic plan that was adopted by its Board without the securities holders approval. Under this plan, Baltia’s President is authorized to negotiate compensation in shares to obtain goods and services necessary to achieve the Company’s goal – commencing commercial flights. All services and goods supplied to Baltia are essential to that goal. Baltia’s president reports to the Board of Directors about the distribution of shares, including shares issued to each officer and director, and the aggregate number of shares issued to all non-employees, such as directors, consultants, advisors, vendors, suppliers, or lenders.
Baltia currently has no written purchase, savings, option, bonus, appreciation, profit sharing, thrift, incentive, or pension.

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
Baltia is currently in Phase II of the FAA Air Carrier Certification process. Upon completion of the Air Carrier Certification, Baltia intends to commence scheduled non-stop service from its Base of Operations at Terminal 4, JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg.

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
PLAN OF OPERATION
We believe that we have financial capability to commence revenue flight operations. During 2012 and into 2013 we continued to finance our operations through the issuance of our common stock. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $200,000-$400,000. Approximately $1,500,000 is budgeted for certification tasks, and $500,000 for general and administrative expenses. At the time flight service is inaugurated the Company plans to have approximately 20 management and 45 staff personnel.
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
Year	Interest Rate	Dividend Yield	Expected Volatility	Expected Life in Years
2011	4.4%	0.00%	200%	1
2012	3.0%	0.00%	200%	5
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

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2012 and 2011, because (1) we did not fly aircraft in passenger, charter, or freight service, and (2) we could not sell tickets for those services.
Our general and administrative expenses decreased by $13,197,702 to $11,125,526 during fiscal year ended December 31, 2012 as compared to an increase of $5,762,390 during the fiscal year ended December 31,2011. This decrease resulted from the reduction in costs in connection with air carrier certification.
Primarily as a result of air carrier certification, we incurred a net loss of $13,623,873 during the fiscal year ended December 31, 2012 as compared to a net loss of $25,075,497 during the fiscal year ended December 31, 2011.
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
LIQUIDITY AND CAPITAL RESOURCES
Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2012, we had cash of $12,326, decrease of $45,064 from the cash balance of $57,390 reported at December 31,2011. Our stockholders' equity was $147,187 at December 31, 2012, a decrease of $2,321,403 from the balance of $2,457,590 reported at December 31, 2011.
Our operating activities utilized $3,683,065 in cash during the fiscal year ended December 31, 2012, a decrease of $3,540,116 from the $7,223,181 in cash utilized during the fiscal year ended December 31, 2011.
Our financing activities provided $3,626,882 and $7,807,242 in cash during the fiscal year ended December 31, 2012 and 2011, respectively.
Cash flows through investing activities was $11,119 for the year ended December 31, 2012, an increase of $590,629 from the net cash used by investing activities for the year ended December 31, 2011.  The increase is attributable to the proceeds of $144,164 received from the sale of a used 747 aircraft, partially offset by $133,045 used for the purchase of equipment.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012.  Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.
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
Item 9B. Other Information.
Regulation FD Disclosure of Nonpublic Material Information

The Company has successfully completed Gate I requirements of FAA Air Carrier Certification process

On March 28, 2013, at the FAA East Michigan Flight Standards District Office Baltia Air Lines senior staff and their FAA counterparts conducted a Formal Meeting to review Baltia’s certification documentation and management readiness.
On April 10, 2013, Baltia received confirmation that Baltia’s management personnel, system design, and other supporting documentation were found to be satisfactory.

The FAA Certification Team has determined that Baltia meets the requirements of FAA Order 8900.1 Volume 10 Chapter 2 Section 6 and is fit to enter into Phase II of the ATOS Certification Process.
PART III
Item 10. Directors and Executive Officers of the Registrant.
The following table summarizes certain information with respect to the executive officers and directors of the board :
Name	Age	Position
Igor Dmitrowsky	57	President, CEO, CFO, Chairman of the Board
Russell Thal	78	Executive Vice President
Barry Clare	54	Vice President Finance
Walter Kaplinsky	75	Secretary, Director
Andris Rukmanis	51	Vice President Europe, Director
Vick Luis Bolanos	53	Director
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
As of December 2012, Mr. Kaplinsky has knowledge of the Company business operations and efforts, collaborating in the development of the Company business plan since inception, through its earlier efforts to commence operations and to date. In exercising the functions of a corporate Secretary, he served the Company diligently over many years, and provides institutional memory and experience with the problems and powers of the corporate structure.
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

As of December 2012, Mr. Rukmanis had the political experience, legal education, and language as well as cultural skills that were needed by the Company in light of the Baltia's initial market in European foreign Soviet controlled countries.
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
As of December 2012, Mr. Bolanos had the specific experience of developing a company from the start as 8a. He understands managing large projects to produce growth and profit. He is familiar with working with government agencies and has specific experience working projects in the aviation field. These skills are critical to the Company in light of Baltia's being a start-up company in aviation with the need to initiate and bring to fruition many projects to enable the Company to grow profitably.
No organization to which Mr. Bolanos has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc..
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
As of December 2012, Mr. Thal had the specific experience in airline operations and management to assist Baltia President Igor Dmitrowsky. He functions as head of human resources, purchasing and provide all management services required by the Company. Mr. Thal's experience and skills is particularly needed as Baltia is starting up. A limited number of people are required with skills in many fields.
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
As of December 2012, Mr. Clare had the specific experience in raising capital that has been absolutely critical to the Company's being able to purchase aircraft, hire specialized experts for pursuing certifications, to enlarge the staff and physical workplace, create and maintain a station in St. Petersburg, Russia, and support the extensive travel required to prepare for commencing international scheduled flights. All this has been maintained financially over the past five years with zero operating revenue.
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
Item 11. Executive Compensation.
No base salary has been paid to our executive officers during the fiscal years ended December 31, 2012 and 2011.
During the fiscal year ended December 31, 2012, no executive options were granted.
During the fiscal year ended December 31, 2012, no executive stock options were exercised.
In 2012, the Company issued 194,000,000 of its $.0001 par value common stock to its executive offices. These shares were awarded as bonus fully earned and non-assessable, and containing no future earned performance or forfeiture requirements. Of this, 140,000,000 of the shares, valued at $3,220,000 were issued to the Company's President and CEO, Igor Dmitrowsky.
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
Name amd Principal Position	Year	Bonus	Stock Awards*	Option Awards*	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Nonqualified Incentive Plan Compensation	All Other Compensation	Total

Igor Dmitrosky	2012	$ -	$ 3,888,000	$ -	$ -	$ -	$ 50,957	$ 3,938,957
President, CEO	2011	-	10,712,000	-	-	-	75,106	10,787,106

Barry Clare	2012	-	858,000	-	-	-	198,285	1,056,285
Vice President	2011	-	1,426,000	-	-	-	347,948	1,773,948

Russell Thal	2012	-	289,000	-	-	-	30,500	319,500
Vice President	2011	-	362,000	-	-	-	51,000	413,000

Walter Kaplinsky	2012	-	76,000	-	-	-	15,960	91,960
Secretary	2011	-	214,000	-	-	-	-	214,000

Andris Rukmanis	2012	-	20,000	-	-	-	-	20,000
Vice President Europe	2011	$ -	$ -	$ -	$ -	$ -	$ -	$ -

* These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The fair value of these equity awards on the date of grant was approximately $5,131,000 and $12,714,000 for stock awards for the years ended December 31, 2012 and 2011. The fair value was estimated using the Black-Sholes option pricing model with the following assumptions: risk free interest rate of 3.0% and 4.4%, for the years ended December 31, 2012 and 2011, respectively, no dividend yield, expected lives between one and five years, and volatility of 200%. The expected term of the equity instruments granted is based on the “simplified method for “plain vanilla” options discussed in SEC Staff Accounting Bulletin (“SAB”) No. 107, as amended by SAB No. 110. The expected volatility is derived from historic volatility of the Company’s stock on the OTCBB for a period that matches the expected term of the equity award. The risk-free interest rate is the yield from a Treasury note corresponding to the expected term of the equity awards.
** Mr. Dmitrowsky was charged additional compensation of $15,000 and $15,000, which represents one-hundred percent of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2012 and 2011, respectively. In addition, during the years ended December 31, 2012 and 2011, Mr. Dmitrowsky received other compensation of $35,957 and $60,106, respectively, for services provided to the Company in lieu of salary.
Mr. Clare was paid additional compensation of $198,285 and $347,948 for the years ended December 31, 2012 and 2011, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital.
Russell Thal was paid additional compensation of $30,500 and 51,000 for services provided the Company during the years ended December 31, 2012 and 2011.
Mr. Kaplinsky was paid additional compensation of $15,960 and $-0- for services provided the Company during the years ended December 31, 2012 and 2011.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
As of December 31, 2012, there were 2,465,538,050 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2012, the ownership of the Company's Common Stock by (i)each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.
Directors and Officers	Common Shares Beneficially Owned	Percent of Total Outstanding, %
Igor Dmitrowsky 63-26 Saunders St., Suite 7I Rego Park, NY 11374	779,662,766	31.62
Russell Thal 26 Ridge Drive Port Washington, NY 11050	20,468,750	0.83
Barry Clare 4319 215th St. Bayside, NY 11361	114,849,998	4.65
Vick Luis Bolanos 633 Monroe St. Riverside, NJ 08075	223,325,001	9.05
Walter Kaplinsky 2000 Quentin Rd. Brooklyn, NY 11229	15,500,000	0.62
Andris RukmanisKundzinsala, 8 Linija 9. Riga, Latvia LV-1005	6,468,750	0.26
Shares of all directors and executive officers as a group (6 persons)	1,160,275,265	47
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
Item 14. Principal Accountant Fees and Services.
In 2011, 2010, 2009 and 2008 the Company paid its independent accountant $7,000 for services in providing an audit of the previous year. In 2012, the Company paid $11,500 for audit services. All other Company accounting and tax preparations have been done in house.
PART IV.

Item 15. Exhibits and Financial Statements.
APPENDIX A - Financial Statements for the Years Ended December 31, 2012 ad 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMYears Ended December 31, 2012 and 2011
Board of Directors and Shareholders Baltia Air Lines, Inc. New York, NY
I have audited the accompanying balance sheets of Baltia Air Lines, Inc. ("the Company") as of December 31, 2012 and 2011 and the statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from January 1, 2008 to December 31, 2012. The financial statements for the period from inception to December 31, 2007 were audited by other auditors whose reports included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern.   My opinion on the statements of operations, stockholders’ deficit and cash flows for the period from inception to December 31, 2007, insofar as it relates to amounts for prior periods through December 31, 2007, is based solely on the report of the other auditors.  These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. I was not engaged to perform an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion. In my opinion, these financial statements present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. as of December 31, 2012 and the results of its operations and its cash flows for the year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 of the financial statements, the Company has incurred a deficit during its development stage of approximately $88 million and consumed approximately $24 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2012. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Patrick Rodgers, CPA, PA Patrick Rodgers, CPA, P
Altamonte Springs, FloridaApril 15, 2013

Baltia Air Lines, Inc. BALANCE SHEETS (A Development Stage Company)
	December 31,
	2012	2011
ASSETS
Current assets

Cash	$ 12,326	$ 57,390
Total current assets	12,326	57,390
Property and equipment, net	1,807,456	3,404,258
Other assets:

Security deposit and other	317,293	317,293
Total assets	$ 2,137,075	$ 3,778,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 587,763	$ 205,285
Accrued interest	215625	112,125
Total current liabilities	803,388	317,410
Long-term debt, net of discount	1,186,500	1,003,941
Total liabilities	1,989,888	1,321,351
Stockholders' equity
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 2,850,000,000 shares authorized, 2,318,550,746 and 1,718,031,382 issued and outstanding at December 31, 2012 and 2011, respectively	231,856	171,803
Additional paid-in capital	88,186,977	76,933,560
Deficit accumulated during development stage	(88,272,311)	(74,648,438)
Total stockholders' equity	147,187	2,457,590
Total liabilities and stockholders' equity	$ 2,137,075	$ 3,778,941
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc. STATEMENTS OF OPERATIONS (A Development Stage Company)

			From
			Inception to
	Years Ended December 31,		December 31,
	2012	2011	2012

Revenue	$ -	$ -	$ -

Costs and Expenses

General and administrative	11,125,526	24,323,228	80,773,746
FAA certification costs	622,062	490,851	3,146,209
Training	-	-	225,637
Depreciation	15,000	16,486	371,089
Other	-	-	568,245
Interest	249,565	241,493	1,560,784
Loss on sale of assets	1,607,183	-	1,607,183
Total costs and expenses	13,619,336	25,072,058	88,252,893

Net loss before income taxes	(13,619,336)	(25,072,058)	(88,252,893)

provision for income taxes	4,537	3,439	19,418

Deficit accumulated during development stage	$ (13,623,873)	$ (25,075,497)	$ (88,272,311)

Net loss per weighted share, basic and fully diluted	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding, basic and fully diluted	2,147,024,121	1,416,885,867

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc, STATEMENT OF CASH FLOWS (A Development Stage Company)

			From
			Inception to
	Years Ended December 31,		December 31,
	2012	2011	2012
Cash flows from operations

Deficit accumulated during development stage	$ (13,623,873)	$ (25,075,497)	$ (88,272,310)

Adjustment to reconcile deficit accumulated during
development stage to cash used in operating activities:
Depreciation and amortization	15,000	16,486	369,940
Amortization of loan discount	146,059	137,993	294,977
Expenses paid by issuance of common stock and options	7,686,586	17,438,892	57,149,742
Loss on sale of assets	1,607,183	-	1,607,183
Changes in operating assets and liabilities:

Prepaid expenses	-	50,160	400,301
Accounts payable and accrued expenses	485,980	208,785	3,954,871

Net cash used by operating activities	(3,683,065)	(7,223,181)	(24,495,296)
Cash flows from investing activities
Purchase of equipment	(133,045)	(502,217)	(3,829,628)
Proceeds from sale of assets	144,164	-	144,164
Security deposits	-	(77,293)	(317,293)

Net cash used by investing activities	11,119	(579,510)	(4,002,757)

Cash flows from financing activities

Proceeds from issuance of common stock	3,626,882	7,807,242	26,915,861
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)

Net cash provided by financing activities	3,626,882	7,807,242	28,510,380

Net increase (decrease) in cash	(45,064)	4,551	12,326
Cash, beginning of period	57,390	52,839	-

Cash, end of period	$ 12,326	$ 57,390	$ 12,326

Supplemental cash flow disclosures:

Cash paid during the year for interest	$ 6	$ 19,504

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc. (A Development Stage Company) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2008	66,500	$ 665	355,767,159	$ 35,577	$ 18,716,994	$ (18,002,863)	$ 750,375

Exercise of warrants and options			32,000,000	3,200			3,200
Shares issued and issuable for cash			154,034,244	15,403	3,686,497		3,701,900
Shares issued for services			200,778,636	20,078	9,430,413		9,450,491
Options issued for services					243,787		243,787
Stock issued to purchase airplane			1,000,000	100	24,900		25,000
Net loss						(12,175,550)	(12,175,550)

Balance, December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)	1,999,201

Stock issued and issuable for cash			115,776,464	11,578	4,365,876		4,377,454
Stock issued for services			252,658,491	25,266	14,984,584		15,009,850
Fair value of options issued as loan incentive					92,745		92,745
Stock issued as loan incentive			6,800,000	680	201,552		202,232
Net loss						(19,394,527)	(19,394,527)
Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954

Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Stock issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)
Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Stock issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)
Balance, December 31, 2012	66,500	$ 665	2,318,550,746	$ 231,856	$ 88,186,977	$ (88,272,311)	$ 147,187

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. Summary of Significant Accounting Policies

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

Cash and Cash Equivalents: For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There are no cash equivalents at December 31, 2012 and 2011.

Fair Value of Financial Instruments: FASB ASC 825, “Financial Instruments,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2012 and 2011, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

Fair Value Hierarchy: FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs), or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with FASB ASC 820, these two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.
•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

•	Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. Summary of Significant Accounting Policies (continued)

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

Stock-Based Compensation Plans: Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments. Our primary type of share-based compensation consists of stock options. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price of the warrants and the risk free interest rate.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. Summary of Significant Accounting Policies (continued)

Earnings per Common Share: Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assume that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. All options have either expired or been cancelled during 2012. No adjustment has been made to the weighted-average number of shares outstanding in the calculation of earnings per share. For 2011, the earnings per share calculation excluded options of 5,556,818 because they were anti-dilutive.

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

Effective January 1, 2007, the Company adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. At the date of adoption, and as of December 31, 2012 and 2011, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2012 and 2011, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2007 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements:

Recently Adopted Standards
In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and
Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect adoption of this standard to have a material impact on its results of operations, financial condition, or liquidity.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.
2. Organization and Operations
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
.
3. Property and Equipment

A summary of property and equipment is as folloows:
	Estimated Useful Life	2012	2011
Airplane	10-15 years	$1,505,738	$ 3,257,085
Office equipment and other	5-7 years	425,986	256,441
Less accumulated depreciation		(124,268)	(109,268)

Net		$ 1,807,456	$ 3,404,258

Current depreciation		$ 15,000	$ 16,486

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

4. Stockholders' Equity

Description of Securities

Common Stock: We have 2,850,000,000 authorized shares of Common Stock at $.0001 par value per share. As of December 31, 2012, a total of 2,464,456,384 shares of Common Stock were issued and outstanding and held by over 1000 shareholders. Holders of Common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of Common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of Common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange or appraisal rights.

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

Recent Issuance of Unregistered Securities

2012:
  Stock Issued for Cash
We issued 271,270,882 shares of our common stock in exchange for receiving a total of $3,626,882 in cash net of offering expenses. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”
We issued 329,248,482 shares of our common stock in exchange for services. The shares were valued at $7,686,586 or about $0.023 per share which reflected the weighted average market value at the time of issuance. 158,100,000 of the shares valued at approximately $3,888,000 were issued to Igor Dmitrowsky our president.

2011:
  Stock Issued for Cash
We issued 241,369,947 shares of our common stock in exchange for receiving a total of $7,807,242 in cash net of offering expenses. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

Stock Issued for Services
We issued 357,846,441 shares of our common stock in exchange for services. The shares were valued at $17,438,892 or about $0.049 per share which reflected the weighted average market value at the time of issuance. 148,500,000 of the shares valued at approximately $7.2 million were issued to Igor Dmitrowsky our president.

Summary of Option Activity

All existing options were cancelled in 2012.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

5. Income Taxes

The Company has approximately $30.8 million in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2032. The Company has adopted ASC 740, Accounting for Income Taxes which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $6.1 million.

Utilization of federal and state NOL and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

6. Commitments and Contingencies

Facilities: The Company leases office space for its administrative offices, under three month to month agreements, at a combined monthly rental of approximately $27,000. In 2012 and 2011 expense was $618,544 and $336,979 respectively.

7. Long-Term Debt-Related Party:

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

8. Management's Plan of Operation

We believe we currently have sufficient capital to commence revenue flight operations and to maintain our current level of operations. During 2012 and into 2013 we continue to finance our operations through the issuance of our common stock and the continued exercise of warrants. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $200,000-$400,000.  Based on current reserves we have sufficient capital to support our development stage operations through the most of 2013.

In 2012 we raised $3.6 million in a private placement in order to start revenue flight operations. Based on our prior experience with certification and current preparations the management believes that the launch budget, previously reviewed by the DOT, will be adequate to complete certification and to commence flight service. Approximately $300,000 is budgeted for aircraft, $450,000 for certification tasks, and $300,000 for general and administrative expenses. At the time flight service is inaugurated the company plans to have approximately 15 management and 45 staff personnel.

Management has considered the overall pipeline effect that enhances the initial cash position of a startup carrier. It is the industry practice for passengers to purchase tickets in advance of their flights while service vendors bill the carrier later.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

8. Management's Plan of Operation (continued)

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
9. Going Concern
The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, and its operations has not of yet produced any revenue, which would allow it to cover its operational costs and allow it to continue as a going concern. Since inception, the Company has incurred a deficit during its development stage of approximately $88.0 million and consumed approximately $21.0 million. The continued operations of the Company is dependent upon implementing airline service that would generate profits and raising sufficient capital through placement of its common stock or issuance of debt securities, which would enable the Company to carry out its business plan.
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
During 2012 and into 2011, we continue to finance our operations through the issuance of our common stock and the continued exercise of warrants. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $200,000-$400,000.
In 2012, we raised $3.6 million a private placement in order to start revenue flight operations. Revenue services did not start in 2011 as planned, and, as of April 15, 2013, we still have not implemented revenue producing services. At the time flight service is inaugurated, the company plans to have approximately 15 management and 45 staff personnel.
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

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

10. Related Party

During the year ended December 31, 2012 and 2011, the Company issued 194,000,000 and 245,749,998, respectively, restricted shares of its $0.001 par value common stock to officers and directors. These restricted shares were valued at $5,131,000 and $12,714,000, respectively, or a weighted average price of approximately $0.026 and $0.50 per share, respectively. Its president and CEO was charged additional compensation of $15,000 and $15,000, which represents one hundred percent of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2012 and 2011, respectively. Also, during the years ended December 31, 2012 and 2011, this officer received other compensation of $35,957 and $60,106, respectively, for services provided the Company in lieu of salary. A second officer, Vice President – Finance, was paid additional compensation of $198,285 and $347,948 for the years ended December 31, 2012 and 2011, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital. A third officer, Vice President, was paid additional compensation of $30,500 and $51,000 for services provided the Company during the years ended December 31, 2012 and 2011, respectively. A fourth officer, Corporate Secretary, was additional compensation of $15,960 for services provided the Company during the year ended December 31, 2012.

11. Subsequent events

The Company has successfully completed Gate I requirements of FAA Air Carrier Certification process

On March 28, 2013, at the FAA East Michigan Flight Standards District Office Baltia Air Lines senior staff and their FAA counterparts conducted a Formal Meeting to review Baltia’s certification documentation and management readiness.
On April 10, 2013, Baltia received confirmation that Baltia’s management personnel, system design, and other supporting documentation were found to be satisfactory.

The FAA Certification Team has determined that Baltia meets the requirements of FAA Order 8900.1 Volume 10 Chapter 2 Section 6 and is fit to enter into Phase II of the ATOS Certification Process.

OTHER EXHIBITS
3.1 Certificate of Incorporation of Baltia Air Lines, Inc. Incorporated by reference to Exhibit 3.1 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.
3.1.1 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on June 24, 2011)
3.1.2 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on May 25, 2012)
3.1.3 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on December 27, 2012).
3.2 Bylaws of Baltia Air Lines, Inc. (amended and ratified November 7, 2011) Incorporated by reference to Exhibit 3.2.2 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.
10. MATERIAL CONTRACTS
10.1. - Fuel supply Agreement between Joint Stock Company “SOVEX” and Baltia Air Lines, Inc. of January 1, 2012 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment. Incorporated by reference to Exhibit 10.1 to Company’s 10-Q for 1 st quarter 2012 as filed May 15, 2012.
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
10.4 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2011, with amendment validating contract through June 1, 2014, with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment of April 15, 2013. Original agreement incorporated by reference to Exhibit 10.9.2 to Company’s 10-K/A for year 2010 as corrected and filed March 2, 2012.
10.5 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2012 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment of April 15, 2013
10.6 - First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010. Incorporated by reference to Exhibit 10.10 to Company’s 10-Q/A for 3 rdquarter 2011, corrected and filed March 29, 2012.
10.7 Aircraft Bill of Sale for Boeing 747 aircraft N705BL. Incorporated by reference to Exhibit 10.9 to Company’s 10-Q for 1 st quarter 2012 as filed May 15, 2012.
10.8 JLT Certificate of Insurance BA-12-009 – Hull and Liability Incorporated by reference to Exhibit 10.10 to Company’s 10-Q for 1 st quarter 2012 as filed May 15, 2012.
10.9 JLT Insurance Binder – Hull, Spares and Liability. Incorporated by reference to Exhibit 10.11 to Company’s 10-Q for 1 st quarter 2012 as filed May 15, 2012.
10.10 JLT Insurance Binder – Airline Hull War and Allied Perils. Incorporated by reference to Exhibit 10.12 to Company’s 10-Q for 1 st quarter 2012 as filed May 15, 2012.
10.11 JLT Insurance Binder – Aviation Hull Deductible. Incorporated by reference to Exhibit 10.13 to Company’s 10-Q for 1 st quarter 2012 as filed May 15, 2012.
10.12 John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party.

10.13 JFK Airport Building 151 Lease Agreement, between Japan Airlines Management Corp. and Baltia Air Lines, effective on September 1, 2011, valid through November 30, 2015.

10.14 Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from November 1, 2012 until April 30, 2013.

10.15 Pulkovo Airport facility Lease Agreement between Northern Capital Gateway, LLC and Baltia Air Lines, effective from April 29, 2010 until terminated by either party. Incorporated by reference to Exhibit 10.2 to Baltia Air Lines’ report on Form 10K for the year ended December 31, 2010.

10.16 Board resolution affirming Agreements between Baltia Air Lines and its officers agreeing not to sell the shares issued to them until the Company receives FAA Certification and commence its revenue flights.

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.
32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.NOTE: Pursuant to 17 CFR 240.24b-2, confidential information has been omitted from certain of the appended exhibits and has been filed separately with the Securities and Exchange Commission pursuant to a Confidential Treatment Request filed with the Commission.
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
Date: April 16, 2013
/s/ Igor Dmitrowsky By: Igor Dmitrowsky, President, CEO and CFO
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE
/s/ Igor Dmitrowsky Igor Dmitrowsky (Principal Executive Officer and Principal Accounting Officer)	Chairman, CEO and CFO	April 16, 2013
/s/ Walter Kaplinsky Walter Kaplinsky	Secretary and Director	April 16, 2013
/s/ Andris Rukmanis Andris Rukmanis	V.P. Europe and Director	April 16, 2013
/s/ Vick Luis Bolanos Vick Luis Bolanos	Director	April 16, 2013

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
Date: April 16, 2013
/s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2013 Igor Dmitrowsky (Principal Executive Officer)
/s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2013 Igor Dmitrowsky (Principal Accounting Officer)

EXHIBIT 32.1
BALTIA AIR LINES, INC. CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the Report),
I, Igor Dmitrowsky, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
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
Date: April 16, 2013
/s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2013 Igor Dmitrowsky (Principal Executive Officer)
/s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2013 Igor Dmitrowsky (Principal Accounting Officer)