Form 10-K/A
period 2012-12-31
BALTIA AIR LINES INC
filed 2013-04-23
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Mark One
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2011
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Date of Report: April 23, 2013

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

[EXPLANATORY NOTE: This amended filing is made to include two exhibits to the Report and detailed XBRL tagging of the Notes to the Financial Statements, which were not submitted with the original filing, and to correct transcription errors in one of the financial statements, in particular, the Statement of Operations which had an incorrect value of depreciation, and in one financial note, Note 4., which had an incorrect value for stock issued for services in 2012. In addition, various formatting improvements were made in the HTML version of the filing to display the content more consistently. Inasmuch as these changes are technical, no dates have been changes and, all other parts of the report are the same as previously filed.]

TABLE OF CONTENTS

PART 1
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Information
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statement Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosures
Item 9A	Controls and Procedures
Item 9B	Other Information - Required FD Disclosure of Nonpublic Material Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Financial Statements and Other Exhibits

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

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Bonus	Stock Awards*	Option Awards*	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Non-qualified Incentive Plan Compensation	All Other Compensation **	Total
Igor Dmitrowsky President, CEO	2012 2011	$ 0 0	$ 3,888,000 10,712,000	$ 0 0	$ 0 0	$ 0 0	$ 50,957 75,106	$ 3,938,957 10,787,106
Barry Clare Vice-President	2012 2011	0 0	858,000 1,426,000	0 0	0 0	0 0	198,285 347,948	1,056,285 1,773,948
Rusell Thal Vice-President	2012 2011	0 0	289,000 362,000	0 0	0 0	0 0	30,500 51,000	319,500 413,000
Walter Kaplinsky Secretary	2012 2011	0 0	76,000 214,000	0 0	0 0	0 0	15,960 0	91,960 214,000
Andris Rukmanis VP, Europe	2012 2011	0 0	20,000 0	0 0	0 0	0 0	0 0	20,000 0

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

Directors and Officers	Common Shares Beneficially Owned	Percent of Total Outstanding, %
Igor Dmitrowsky 63-26 Saunders St., Suite 7I Rego Park, NY 11374	779,662,766	31.62
Russell Thal 26 Ridge Drive Port Washington, NY 11050	20,468,750	0.83
Barry Clare 4319 215th St. Bayside, NY 11361	114,849,998	4.65
Vick Luis Bolanos 633 Monroe St. Riverside, NJ 08075	223,325,001	9.05
Walter Kaplinsky 2000 Quentin Rd. Brooklyn, NY 11229	15,500,000	0.62
Andris Rukmanis Kundzinsala, 8 Linija 9. Riga, Latvia LV-1005	6,468,750	0.26
Shares of all directors and executive officers as a group (6 persons)	1,160,275,265	47

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Years Ended December 31, 2012 and 2011

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

/s/ Patrick Rodgers, CPA, PA
Patrick Rodgers, CPA, P

Altamonte Springs, Florida
April 15, 2013

Baltia Air Lines, Inc.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
Current assets
Cash	$ 12,326	$ 57,390
Total current assets	12,326	57,390
Property and equipment, net	1,807,456	3,404,258
Other assets:
Security deposit and other	317,293	317,293
Total assets	$ 2,137,075	$ 3,778,941
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 587,763	$ 205,285
Accrued interest	215,625	112,125
Total current liabilities	803,388	317,410
Long-term debt, net of discount	1,186,500	1,003,941
Total liabilities	1,989,888	1,321,351
Stockholders' equity
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 2,850,000,000 shares authorized, 2,318,550,746 and 1,718,031,382 issued and outstanding at December 31, 2012 and 2011, respectively	231,856	171,803
Additional paid-in capital	88,186,977	76,933,560
Deficit accumulated during development stage	(88,272,311)	(74,648,438)
Total stockholders' equity	147,187	2,457,590
Total liabilities and stockholders' equity	$ 2,137,075	$ 3,778,941

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc. (A Development Stage Company) STATEMENT OF OPERATIONS
			From
			Inception to
	Years Ended December 31,		December 31,
	2012	2011	2012
Revenue	$ -	$ -	$ -

Costs and Expenses

General and administrative	11,125,526	24,323,228	80,774,895
FAA certification costs	622,062	490,851	3,146,209
Training	-	-	225,637
Depreciation	15,000	16,486	369,940
Other	-	-	568,245
Interest	249,565	241,493	1,560,784
Loss on sale of assets	1,607,183	-	1,607,183
Total costs and expenses	13,619,336	25,072,058	88,252,893

Net loss before income taxes	(13,619,336)	(25,072,058)	(88,252,893)

provision for income taxes	4,537	3,439	19,418
Deficit accumulated during development stage	$ (13,623,873)	$ (25,075,497)	$ (88,272,311)

Net loss per weighted share, basic and fully diluted	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding, basic and fully diluted	2,147,024,121	1,416,885,867

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc, (A Development Stage Company) STATEMENT OF CASH FLOWS

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

Baltia Air Lines, Inc.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2008	66,500	$ 665	355,767,159	$ 35,577	$ 18,716,994	$ (18,002,863)	$ 750,375

Exercise of warrants and options			32,000,000	3,200			3,200
Shares issued and issuable for cash			154,034,244	15,403	3,686,497		3,701,900
Shares issued for services			200,778,636	20,078	9,430,413		9,450,491
Options issued for services					243,787		243,787
Stock issued to purchase airplane			1,000,000	100	24,900		25,000
Net loss						(12,175,550)	(12,175,550)

Balance, December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)	1,999,201

Stock issued and issuable for cash			115,776,464	11,578	4,365,876		4,377,454
Stock issued for services			252,658,491	25,266	14,984,584		15,009,850
Fair value of options issued as							-
loan incentive					92,745		92,745
Stock issued as loan incentive			6,800,000	680	201,552		202,232
Net loss						(19,394,527)	(19,394,527)

Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954

Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Stock issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)

Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590

Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Stock issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)

Balance, December 31, 2012	66,500	$ 665	2,318,550,746	$ 231,856	$ 88,186,977	$ (88,272,311)	$ 147,187

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2012

1. Summary of Significant Accounting Policies

Basis of Presentation : The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and of obtaining route authority and approval from the DOT and the FAA. We have not commenced our principal revenue producing activities.

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

Fair Value of Financial Instruments:   FASB ASC 825, “ Financial Instruments ,” requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2012 and 2011, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

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

3. Property and Equipment

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

Stock Issued for Services

We issued 329,248,482 shares of our common stock in exchange for services. The shares were valued at $7,686,588 or about $0.023 per share which reflected the weighted average market value at the time of issuance. 158,100,000 of the shares valued at approximately $3,888,000 were issued to Igor Dmitrowsky our president.

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

10.16 Contract affirmed by Board resolution affirming Agreements between Baltia Air Lines and its officers agreeing not to sell the shares issued to them until the Company receives FAA Certification and commence its revenue flights.

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

SIGNATURE	TITLE	DATE
/s/ Igor Dmitrowsky Igor Dmitrowsky	Chairman, CEO and CFO (Principal Executive Officer and Principal Accounting Officer)	April 16, 2013
/s/ Walter Kaplinsky Walter Kaplinsky	Secretary and Director	April 16, 2013
/s/ Andris Rukmanis Andris Rukmanis	V.P. Europe and Director	April 16, 2013
/s/ Vick Luis Bolanos Vick Luis Bolanos	Director	April 16, 2013

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