Form 10-K/A
period 2012-12-31
BALTIA AIR LINES INC
filed 2013-05-14
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This amended report, No 2., is made to correct a typographical error introduced by mistake in the 1st Amended 10-K/A, filed April 23, 2013, wherein a single character, albeit rather important, to wit: the Fiscal Year of the Annual Report, which was erroneously stated as "Fiscal Year ended December 31, 2011" when it should have correctly stated "Fiscal Year ended December 31, 2012" as in the original filing on April 16, 2013. No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures or exhibits made in the original Form 10-Q or 1st 10-K/A. This report is filed in its entirety for ease of review.

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