Form 10-Q
period 2013-03-31
BALTIA AIR LINES INC
filed 2013-05-20
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly Period ended March 31, 2013
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BALTIA AIR LINES, INC.

(Exact name of Registrant as specified in its charter)

NEW YORK (State of Incorporation)	11-2989648 (IRS Employer Identification No.)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The number of shares of the registrant's common stock outstanding as of May 17, 2013 was 2,832,353,988

Part I - Financial Information

Item 1 –Financial Statements:

Baltia Air Lines, Inc.
BALANCE SHEETS
(A Development Stage Company)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$ 132,348	$ 12,326
Total current assets	132,348	12,326
Property and equipment, net	1,838,353	1,807,456
Other assets:
Security deposit and other	317,293	317,293
Total assets	$ 2,287,994	$ 2,137,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 481,906	$ 587,763
Accrued interest	242,321	215,625
Total current liabilities	724,227	803,388
Long-term debt, net of discount	1,186,500	1,186,500
Total liabilities	1,910,727	1,989,888
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 2,850,000,000 shares authorized, 2,579,123,580 and 2,318,550,746 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	257,913	231,856
Additional paid-in capital	90,897,837	88,186,977
Deficit accumulated during development stage	(90,779,148)	(88,272,311)
Total stockholders' equity	377,267	147,187
Total liabilities and stockholders' equity	$ 2,287,994	$ 2,137,075
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Three Months ended March 31,		From Inception to March 31,
	2013	2012	2013
Revenue	$ -	$ -	$ -
Costs and Expenses
General and administrative	2,285,503	1,634,051	83,060,398
FAA certification costs	190,517	87,140	3,336,726
Training	-	-	225,637
Depreciation	4,122	5,000	374,062
Other	-	-	568,245
Interest	26,696	57,436	1,587,480
Loss on sale of assets	-	1,607,183	1,607,183	-
Total costs and expenses	2,506,838	3,390,810	90,759,731
Net loss before income taxes	(2,506,838)	(3,390,810)	(90,759,731)
Provision for income taxes	-	-	19,418
Net loss	$ (2,506,838)	$ (3,390,810)	$ (90,779,149)
Net loss per weighted share, basic and fully diluted	$ -	$ -
Weighted average number of common shares outstanding, basic and fully diluted	2,147,024,121	1,416,885,867
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF CASH FLOWS
(A Development Stage Company)

	Three Months ended March 31,		From Inception to March 31,
	2013	2012	2013
Cash flows from operations
Net loss	$ (2,506,838)	$ (3,390,810)	$ (90,779,149)
Adjustment to reconcile deficit accumulated during development stage to cash used in operating activities:
Depreciation and amortization	4,122	5,000	374,062
Amortization of loan discount	-	31,561	294,977
Stock based compensation	1,417,090	422,877	58,566,832
Loss on sale of assets	-	1,607,183	1,607,183
Changes in operating assets and liabilities:
Prepaid expenses	-	-	400,301
Accounts payable and accrued expenses	(79,161)	30,876	3,875,710
Net cash used in operating activities	(1,164,787)	(1,293,313)	(25,660,084)
Cash flows from investing activities
Purchase of equipment	(35,018)	-	(3,864,646)
Proceeds from sale of assets	-	144,164	144,164
Security deposits	-	-	(317,293)
Net cash provided by(used in) investing activities	(35,018)	144,164	(4,037,775)
Cash flows from financing activities
Proceeds from issuance of common stock	1,319,827	1,131,606	28,235,689
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)
Net cash provided by financing activities	1,319,827	1,131,606	29,830,208
Net increase (decrease) in cash	120,022	(17,543)	132,348
Cash, beginning of period	12,326	57,390	-
Cash, end of period	$ 132,348	$ 39,847	$ 132,348
Supplemental cash flow disclosures:
Cash paid during the year for interest	$ -	$ -
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Period ending March 31, 2013

1. Summary of Significant Accounting Policies

Baltia Air Lines, Inc. (“the Company”) is the only Part 121 (heavy jet operator) start-up airline in the United States today that has received Government fitness approval. The Company is currently in the second phase of the FAA Air Carrier Certification. The Company is a New York State corporation, organized in the State of New York on August 24, 1989

Basis of Presentation

The accompanying unaudited financial statement and related notes have been prepare in accordance with accounting principles generally accepted in the United State (“U.S. GAAP”) for interim financial statements and with rules and regulations under Regulation S-X of the Securities and Exchange Commission for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position, results of operations and cash flows for interim financial statements have been included. These financial statements should be read in conjunction with the financial statements of the Company together with the Company’s Form 10-K for the year ended December 31, 2012. Interim results are not necessarily indicative of the results for a full year.

Use of Estimates

In preparing the financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the periods reported. Actual results could differ from those estimates.

The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit during its development stage of approximately $91 million and consumed approximately $26 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2013. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported, 69,912,237 dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented.

3. Stockholders' Equity

           Stock Issued for Services

During the three months ended March 31, 2013, we issued 65,954,500 shares of our common stock in exchange for services. The shares were valued at $ 1,417,090, approximately $0.03 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued for Cash

During the three months ended March 31, 2013, we issued 197,618,334 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $1,319,827, approximately $0.01 weighted average per share.

4. Note Payable

On December 1, 2010, the Company entered into a loan arrangement with a company owned or controlled by one of our directors for a total amount of $1,150,000. The Company issued a note (“Note”) bearing interest at 9% per annum, payable quarterly, with a maturity date of March 31, 2013. Under terms of the Note dated December 1, 2010, the Company was obligated to repay the $1,150,000 prior to the maturity date upon raising $4 million or from the proceeds of operating revenue.

On March 31, 2013, the repayment terms of the Note were modified, wherein the Company is obligated to repay the principal amount of $1,150,000 to the lender on or before the second anniversary of the date upon which the Company commences its revenue flight operations. The modification further provides that the Company will pay accrued interest to date on or before the first anniversary of the date upon which the Company commences its revenue flight operations. There were no other changes to the terms of the original Note.

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

OVERVIEW

Baltia Air Lines, Inc. the “Company” or “Baltia” or “Baltia Air Lines”) is the only Part 121 (heavy jet operator) start-up airline in the United States today that has received Government fitness approval. The Company is currently in the second phase of the FAA Air Carrier Certification. The Company is a New York State corporation, organized in the State of New York on August 24, 1989.

On December 19, 2008, the U.S. Department of Transportation (DOT) issued its Order to Show Cause, finding that the Company is fit, willing and able to engage in international air transport of persons, property and mail. The Company was awarded the non-stop route from JFK to St. Petersburg Russia. Baltia was also authorized for worldwide charter services.

On August 18, 2009, the Company purchased Boeing 747 aircraft (N705BL). In 2010 the Company purchased a second Boeing 747 aircraft (N706BL). The Company leased engines on a power-by-the-hour basis, which are installed on the aircraft. On January 11, 2012 the Company sold Boeing 747 aircraft (N705BL).

In the third quarter of 2012, the Company opened an office in Ypsilanti, Michigan, where flights crews will undergo flight training. Also, at this location, major aircraft maintenance will be completed on a contract basis by an aircraft maintenance contractor. This location will also serve as the Company’s flight operations center.

The Company currently carries $100,000,000 aircraft liability insurance, and has placed $10 million airline liability insurance through Aviation Risk Management Associates meeting the regulatory requirement in preparation for the commencement of revenue operations.

Following the commencement of service on the JFK-St. Petersburg route, the Company’s objective is to develop its route network to Russia, Latvia, Ukraine, and Belarus.

We intend to provide full service, i.e. passenger, cargo and mail, and will not be dependent upon one or a few major customers. The Company has two registered trademarks "BALTIA" and "VOYAGER CLASS" and five trademarks are subject to registration.

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swissair also provide service. However, foreign carriers are required to have intermediate stops at transit airports in their respective countries (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.) because they are “third nation” airlines and as such cannot fly directly between the US and Russia (only a US airline as well as a reciprocating Russian airline is eligible to fly nonstop). Delta and two Russian airlines, Aeroflot and Transaero, currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there is no other non-stop competitive air transportation service on the routes for which the Company intends to apply.

The Company’s objective is to establish itself as the leading non-stop carrier in the market niche over the North Atlantic with operations that are profitable and growing over time. In order to accomplish this objective, we intend to establish and maintain high quality service standards which we believe will be competitive with the European airlines currently providing connecting flights. The Company does not expect to be in direct competition with deep discount airlines, including several East European airlines and the offspring of the former Soviet airline Aeroflot, which provide connecting flights.

The Company intends to provide First, Business, and Voyager Class accommodations. The Company’s passenger market strategy is tailored to particular preferences of the various segments of its customer base, with marketing attention particularly focused on American business travelers with interests in Russia who require high quality, non-stop service from the United States to Russia.

The Company’s initial marketing strategy is based on existing agencies specializing in the market, selected travel and business publications, supplemented by direct mailings to corporate travel planners, and individual American businesses that are currently involved in Russia. Soon after the inauguration of flight service, the Company plans to implement its frequent flyer program. As the marketing matures, the Company plans to advertise to the general public throughout the US, and in Russia. The Company also plans to sponsor selected industry and trade events in the US and in St. Petersburg.

The Company intends to provide customer service and reservations centers in New York and in St. Petersburg, to list the Company's schedules and tariffs in the Official Airline Guide, and provide world-wide access to reservations on the Company’s flights through a major Computer Reservations and Ticketing System (“CRS”).

The Company intends to activate its reservations service when the DOT issues its order authorizing the Company to sell tickets.

The Company has identified the following market segments in the U.S.-Russia market: (i) Business Travelers, (ii) General Tourism, (iii) Ethnic Travelers, (iv) Special Interest Groups, (v) Professional Exchanges, and (vi) Government and Diplomatic Travel.

The Company believes that the direct non-stop service to be offered by it will be superior to the stop-over service currently offered by foreign airlines. A comparison between the two services with respect to passenger convenience and cargo transport efficiency is set forth below.

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

The Company plans to operate efficiently and provide consistent high quality service to passengers and cargo shippers alike in order to establish the Company as the preferred airline in the market. The Company also plans to use targeted marketing of its service to maintain and grow its market share.

Because of the increased reliability and comfort of a non-stop flight, the Company expects to capture a portion of the existing traffic.

With the Boeing 747 true wide-body aircraft, the Company intends to provide cargo service from JFK to St. Petersburg, offering containers, pallets, and block space arrangements. The Company expects to carry contract cargo for express shippers. The Company also plans to market its own “Baltia Courier”, “Baltia Express”, and “Baltia Priority” express service for letters and packages. The Company also expects revenues from diplomatic mail and cargo, under the Fly America Act.

The Company has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg. As a US carrier flying into a foreign country, the Company will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

The Company intends to start the JFK-St. Petersburg service with one round-trip flight per week, increase frequency to three round trips and then to five round trips per week.

The Company plans to build operating modules and apply them in developing new markets. Once established, the Company plans to duplicate its JFK-St. Petersburg standards on flights on other transatlantic routes.

Additional revenues from charter flying: In conjunction with its Part 121 air carrier certification (“Part 121”), (referring to a “Federal Aviation Regulations” number, is an industry acronym used to describe a US airline operating heavy jet aircraft) for scheduled service, the Company intends to seek certification for worldwide charter service. Following certification, the Company plans to utilize aircraft time available between scheduled service, to earn additional revenues from charters. We are also considering qualifying our aircraft for military contracts.

In order to start revenue generating flight operations, the Company has to complete FAA Air Carrier Certification. During the past two and half years, the Company has been participating in air carrier certification.

The Company will carry airline liability insurance as required for a US airline by DOT regulation.

As of March 31, 2013, the Company had a staff of thirty which includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, information technology, passenger service and administration.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates and described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed on April 16, 2013, which we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and the effect of the more significant judgments and estimates that we use in the preparation of our financial statements.

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2013 because we do cannot commence revenue flights until we complete the FAA certification, and cannot sell tickets until such time.

Our general and administrative expenses increased $651,452 to $2,285,503 in the three months ended March 31, 2013 as compared to $1,634,051 in the three months ended March 31, 2012. We incurred a net loss of $2,506,838 in the three months ended March 31, 2013 as compared to a net loss of $3,390,810 in the three months ended March 31, 2012.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the Company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit during its development stage of approximately $91 million and consumed approximately $26 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2013. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2013, our working capital deficit was $741,879 and our stockholders' equity was $377,267. Our stockholders' equity increased by 230,080 from $147,187 on December 31, 2012

Our operating activities utilized $1,164,787 in cash during the three months ended March 31, 2013, a decrease of $128,526 from the $1,293,313 in cash utilized during the nine months ended March 31, 2012.

Our financing activities, from issuance of common stock, provided $1,319,827 and $1,131,606 in cash during the three months ended March 31, 2013 and 2012, respectively.

As a result of the foregoing, our unrestricted cash increased to $132,348 as of March 31, 2013, as compared to $12,326 as of March 31, 2012.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2013

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2013, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2013 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was a change in our internal controls and other factors. On May 3, 2013, the Company's certifying account Patrick Rogers, CPA, PA resigned and a new certifying accountant Patrick Heyn, CPA, PA was engaged to conduct accounting and audit of the Company’s financials. This change was also reported in the Company’s Current Report 8K Item 4.01 on May 6, 2013. While the Company's existing controls may be adequate at present, upon the commencement of flight revenue service we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not involved in any material legal proceedings as defined in 17 CFR 229.103 (Item 103) Regulation S-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013 we issued 65,954,500 shares of our common stock in exchange for services. The shares were valued at $0.03 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

During the three months ended March 31, 2013 we issued 197,618,334 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $1,219,827 or about $0.01 weighted average per share.

All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

10.12 John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.13 JFK Airport Building 151 Lease Agreement, between Japan Airlines Management Corp. and Baltia Air Lines, effective on September 1, 2011, valid through November 30, 2015. Incorporated by reference to Exhibit 10.13 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.14 Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from November 1, 2012 until April 30, 2013. Incorporated by reference to Exhibit 10.14 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.15 Pulkovo Airport facility Lease Agreement between Northern Capital Gateway, LLC and Baltia Air Lines, effective from April 29, 2010 until terminated by either party. Incorporated by reference to Exhibit 10.2 to Baltia Air Lines’ report on Form 10K for the year ended December 31, 2010.

10.16 Contract affirmed by Board resolution affirming Agreements between the Company and its officers agreeing not to sell the shares issued to them until the Company receives FAA Certification and commence its revenue flights.  Incorporated by reference to Exhibit 10.16 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.17 Insurance Contract entered into between Aviation Risk Management Associates, Inc. and Baltia Air Lines, Inc, effective from January 08, 2013.

10.18 Certificate if Insurance by Aviation Risk Management Associates, Inc., effective from January 8, 2013.

10.19 Financing Agreement by Premium Assignment Corporation. Effective as of January 8, 2013.

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

DATED: May 20, 2013

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

/s/ Igor Dmitrowsky Date: May 20, 2013
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

/s/ Igor Dmitrowsky Date: May 20, 2013
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)