Form 10-Q/A
period 2013-03-31
BALTIA AIR LINES INC
filed 2013-05-21
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

XBRL FILES DID NOT REGISTER WITH SUBMISSION - Amended filing done only to transport Exhibits 101 et seq. NO CHANGES TO ANY PART OF FILING other than this note.

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