Form 10-K/A
period 2012-12-31
BALTIA AIR LINES INC
filed 2013-07-16
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 3)

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

EXPLANATORY NOTE

This third amended filing is done to correct certain errors found in the contract exhibits filed previously, in particular, to include a NON-REDACTED version of Exhibit 10.5, to reflect the withdrawal of Company's Request for Confidentiality as to certain portions of that exhibit. Only the Cover Page, the Table of Contents, the changed Exhibit List, and Exhibit 10.5 are included in this filing.

No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures or exhibits made in the original Form 10-Q or subsequent amendments, other than as stated above.

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

10.5 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2012 (Non-Redacted per Withdrawal of Request for Confidentiality dated June 17, 2013)

10.6 - First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010.  Incorporated by reference to Exhibit 10.10 to Company’s 10-Q/A for 3 rdquarter 2011, corrected and filed March 29, 2012.

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

Baltia Air Lines, Inc.

Date: July 16, 2013

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO