Form 10-Q
period 2013-06-30
BALTIA AIR LINES INC
filed 2013-08-21
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly Period ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The number of shares of the registrant's common stock outstanding as of August 20, 2013 was 2,999,180,654

Part I - Financial Information

Item 1 – Financial Statements:

Baltia Air Lines, Inc.
BALANCE SHEETS
(A Development Stage Company)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$ -	$ 12,326
Total current assets	-	12,326
Property and equipment, net	1,838,994	1,807,456
Other assets:
Security deposit and other	317,293	317,293
Total assets	$ 2,156,287	$ 2,137,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 563,178	$ 587,763
Bank Overdraft	19,148	-
Accrued interest	269,017	215,625
Total current liabilities	851,343	803,388
Long-term debt, net of discount	1,186,500	1,186,500
Total liabilities	2,037,843	1,989,888
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 2,850,000,000 shares authorized, 2,696,620,017 and 2,318,550,746 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	269,662	231,856
Additional paid-in capital	91,828,475	88,186,977
Deficit accumulated during development stage	(91,980,358)	(88,272,311)
Total stockholders' equity	118,444	147,187
Total liabilities and stockholders' equity	$ 2,156,287	$ 2,137,075
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF OPERATIONS
(A Development Stage Company)

	Three Months ended		Six Months ended		From Inception to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012	2013
Revenue	$ -	$ -	$ -	$ -	$ -
Costs and Expenses
General and administrative	1,025,160	6,041,706	3,310,663	7,681,203	86,371,061
FAA certification costs	144,995	99,977	335,512	187,117	3,672,238
Training	-	-	-	-	225,637
Depreciation	4,359	5,000	8,480	10,000	382,542
Other	-	-	-	-	568,245
Interest	26,696	57,436	53,392	114,872	1,640,872
Loss on sale of assets	-	-	-	1,607,183	1,607,183	-
Total costs and expenses	1,201,210	6,204,119	3,708,047	9,600,375	94,467,778
Net loss before income taxes	(1,201,210)	(6,204,119)	(3,708,047)	(9,600,375)	(94,467,778)
Provision for income taxes	-	-	-	-	19,418
Net loss	$ (1,201,210)	$ (6,204,119)	$ (3,708,047)	$ (9,600,375)	$ (94,487,196)

Net loss per weighted share, basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding, basic and fully diluted	2,696,620,017	2,027,130,171	2,696,620,017	1,956,620,017

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(A Development Stage Company)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2008	66,500	$ 665	355,767,159	$ 35,577	$ 18,716,994	$ (18,002,863)	$ 750,375
Exercise of warrants and options			32,000,000	3,200			3,200
Shares issued and issuable for cash			154,034,244	15,403	3,686,497		3,701,900
Shares issued for services			200,778,636	20,078	9,430,413		9,450,491
Options issued for services					243,787		243,787
Stock issued to purchase airplane			1,000,000	100	24,900		25,000
Net loss						(12,175,550)	(12,175,550)
Balance, December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)	1,999,201
Stock issued and issuable for cash			115,776,464	11,578	4,365,876		4,377,454
Stock issued for services			252,658,491	25,266	14,984,584		15,009,850
Fair value of options issued as loan incentive					92,745		92,745
Stock issued as loan incentive			6,800,000	680	201,552		202,232
Net loss						(19,394,527)	(19,394,527)
Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954
Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Stock issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)
Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Stock issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)
Balance, December 31, 2012	66,500	665	2,318,550,746	231,856	88,186,977	(88,272,311)	147,187
Stock issued and issuable for cash			306,824,771	30,682	2,120,332		2,151,014
Stock issued for services			71,244,500	7,124	1,521,166		1,528,290
Net loss						(3,708,047)	(3,708,047)
Balance, June 30, 2013	66,500	$ 665	2,696,620,017	$ 269,662	$ 91,828,475	$ (91,980,358)	$ 118,444

Baltia Air Lines, Inc.
STATEMENT OF CASH FLOWS
(A Development Stage Company)

	Six Months ended June 30,		From Inception to June 30,
	2013	2012	2013
Cash flows from operations
Net loss	$ (3,708,047)	$ (9,600,375)	$ (94,487,196)
Adjustment to reconcile deficit accumulated during development stage to cash used in operating activities:
Depreciation and amortization	4,359	10,000	378,421
Amortization of loan discount	-	63,122	294,977
Stock based compensation	1,528,290	5,246,049	60,095,122
Loss on sale of assets	-	1,751,347	1,607,183
Changes in operating assets and liabilities:
Prepaid expenses	-	-	400,301
Accounts payable and accrued expenses	(22,950)	(8,249)	3,852,760
Net cash used in operating activities	(2,198,348)	(2,538,106)	(27,858,432)
Cash flows from investing activities
Purchase of equipment	(5,000)	-	(3,869,646)
Proceeds from sale of assets	-	-	144,164
Security deposits	-	-	(317,293)
Net cash provided by(used in) investing activities	(5,000)	-	(4,042,775)
Cash flows from financing activities
Proceeds from issuance of common stock	2,171,874	2,526,431	30,287,540
Cash overdraft	19,148	-	19,148
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)
Net cash provided by financing activities	2,191,022	2,526,431	31,901,207
Net increase (decrease) in cash	(12,326)	(11,675)	-
Cash, beginning of period	12,326	57,390	-
Cash, end of period	$ -	$ 45,715	$ -
Supplemental cash flow disclosures:
Cash paid during the year for interest	$ -	$ -
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Period ending June 30, 2013

1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2012 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six month periods ended June 30 , 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements

The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities. There is no assurance the Company will commence operation in the future or that those operations will be profitable.

2. Earnings/Loss Per Share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. At June 30, 2013, there are no outstanding common stock equivalents.

3. Stockholders' Equity

           Stock Issued for Services

During the six months ended June 30, 2013, we issued 71,244,500 shares of our common stock in exchange for services. The shares were valued at $ 1,528,290, approximately $0.02 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

           Stock Issued for Cash

During the six months ended June 30, 2013, we issued 309,824,771 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $2,171,874, approximately $0.01 weighted average per share..

4. Notes Payable

On March 31, 2013 the note payable to Eastern Construction & Electric, Inc. was modified as to the repayment of the note. The repayment was modified to read "Company will repay the principal amount of $1,150,000 to lender on or before the second anniversary of the date upon which the company commences its revenue flight operations. The Company will pay accrued interest to date on or before the first anniversary of the date upon which the Company commences its revenue flight operations." All other terms of the agreement remain the same.

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

In the third quarter of 2012, the Company opened an office in Ypsilanti, Michigan. This location will serve as the Company’s operations control center. Also, at this location, an aircraft maintenance contractor will complete major aircraft maintenance on a contract basis.

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

As of June 30, 2013, the Company had a staff of thirty which includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, information technology, passenger service and administration.

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

RESULTS OF OPERATIONS

We had no revenues during the six months ended June 30, 2013 because we do cannot commence revenue flights until we complete the FAA certification, and cannot sell tickets until such time.

For the three month periods ended June 30, 2013 and 2012, we reported general and administrative expenses of $1,025,160 and $6,041,706, respectively, a decrease of $5,016,546, or 83%. This decrease is primarily attributable to a $4,712,013 decrease in stock-based compensation expense. We reported a net loss of $1,201,210 and $6,204,119, for the three months ended June 30, 2013 and 2012, respectively, a decrease of $5,002,909, or 81%. This decrease is primarily attributable to the $5,016,546 decrease in general and administrative expenses and a $30,740 decrease in interest expense, partially offset by a $45,018 increase FAA certification cost.

For the six month periods ended June 30, 2013 and 2012, we reported general and administrative expenses $3,310,663 and $7,681,203, respectively, a decreased $4,370,540, or 57%. This decrease is primarily attributable to a decrease of $3,717,759 in stock-based compensation. We reported a net loss of $3,708,047 and $9,600,375, for the six months ended June 30, 2013 and 2012, respectively, a decrease of $5,892,328, or 61%. This decrease is primarily attributable to the $4,370,540 decrease in general and administrative expenses, a $61,480 decrease in interest expense, and a $1,607,183 decrease in loss in sale of assets, partially offset by a $148,395 increase FAA certification cost.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit during its development stage of approximately $92 million and consumed approximately $28 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2013. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2013, our working capital deficit was $851,343 and our stockholders' equity was $118,444. Our stockholders' equity decreased by $28,743 from $147,187 on December 31, 2012.

Our operating activities utilized $2,198,348 in cash during the six months ended June 30, 2013, a decrease of $339,758 from the $2,538,106 in cash utilized during the six months ended June 30, 2012.

Our financing activities, from issuance of common stock, provided $2,171,874 and $2,526,431 in cash during the six months ended June 30, 2013 and 2012, respectively. Our unrestricted cash decreased to $0 as of June 30, 2013, as compared to $45,715 as of June 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2013, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2013 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not involved in any material legal proceedings as defined in 17 CFR 229.103 (Item 103) Regulation S-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2013 we issued 309,824,771 shares of our common stock in exchange for cash. The shares were valued at $0.01 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBITS

3.1.1 Certificate of Incorporation (as amended) of Baltia Air Lines, Inc.   Incorporated by reference to Exhibit 3.1.1 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.2 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on June 24, 2011)   Incorporated by reference to Exhibit 3.1.2 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.3 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on May 24, 2012)   Incorporated by reference to Exhibit 3.1.3 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.4 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on December 27, 2012).   Incorporated by reference to Exhibit 3.1.4 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.5 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on July 29, 2013).

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

10.5 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2012   Incorporated by reference to Exhibit 10.5 to Company’s 10-K/A for 3 fiscal year 2012, corrected and filed July 16, 2013.

10.6 - First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010.  Incorporated by reference to Exhibit 10.10 to Company’s 10-Q/A for 3 3rd quarter 2011, corrected and filed March 29, 2012.

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

10.13 JFK Airport Building 151 Lease Agreement, between Japan Airlines Management Corp. and Baltia Air Lines, effective on September 1, 2011, valid through November 30, 2015. Incorporated by reference to Exhibit 10.13 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012 as filed April 16, 2013.

10.14 Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from November 1, 2012 until April 30, 2013. Incorporated by reference to Exhibit 10.14 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012 as filed April 23, 2013.

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

10.17 Insurance Contract entered into between Aviation Risk Management Associates, Inc. and Baltia Air Lines, Inc, effective from January 08, 2013.   Incorporated by reference to Exhibit 10.17 in the Company’s 10-Q for 1 quarter 2013 as filed May 20, 2013

10.18 Certificate if Insurance by Aviation Risk Management Associates, Inc., effective from January 8, 2013.   Incorporated by reference to Exhibit 10.18 in the Company’s 10-Q for 1 quarter 2013 as filed May 20, 2013

10.19 Financing Agreement by Premium Assignment Corporation. Effective as of January 8, 2013.   Incorporated by reference to Exhibit 10.19 in the Company’s 10-Q for 1 quarter 2013 as filed May 20, 2013

31.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 302, provided herewith.

32.1 Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S. C. Section 1350, provided herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 21, 2013

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

/s/ Igor Dmitrowsky Date: August 21, 2013
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

/s/ Igor Dmitrowsky Date: August 21, 2013
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)