Form 10-Q
period 2013-09-30
BALTIA AIR LINES INC
filed 2013-11-19
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The number of shares of the registrant's common stock outstanding as of November 12, 2013 was 3,172,606,988

Part I - Financial Information

Item 1 – Financial Statements:

Baltia Air Lines, Inc.
BALANCE SHEETS
(A Development Stage Company)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash	$ 54,591	$ 12,326
Total current assets	54,591	12,326
Property and equipment, net	1,834,872	1,807,456
Other assets:
Security deposit and other	317,293	317,293
Total assets	$ 2,206,756	$ 2,137,075
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 265,641	$ 587,763
Accrued interest	293,250	215,625
Total current liabilities	558,891	803,388
Long-term debt, net of discount	1,186,500	1,186,500
Total liabilities	1,745,391	1,989,888
Commitments and contingencies
Stockholders' equity
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 3,500,000,000 shares authorized, 2,992,321,350 and 2,318,550,746 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	299,233	231,856
Additional paid-in capital	93,191,664	88,186,977
Deficit accumulated during development stage	(93,030,197)	(88,272,311)
Total stockholders' equity	461,365	147,187
Total liabilities and stockholders' equity	$ 2,206,756	$ 2,137,075
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF OPERATIONS
(A Development Stage Company)
(Unaudited)

	Three Months ended		Nine Months ended		From Inception to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012	2013
Revenue	$ -	$ -	$ -	$ -	$ -
Costs and Expenses
General and administrative	889,476	2,535,848	4,200,139	10,217,051	84,975,034
FAA certification costs	129,545	93,560	465,057	280,677	3,611,266
Training	-	-	-	-	225,637
Depreciation	4,122	5,000	12,602	15,000	382,543
Other	-	-	-	-	568,245
Interest	26,696	57,437	80,088	172,309	1,640,871
Loss on sale of assets	-	-	-	1,607,183	1,607,183	-
Total costs and expenses	1,049,839	2,691,845	4,757,886	12,292,220	93,010,779
Net loss before income taxes	(1,049,839)	(2,691,845)	(4,757,886)	(12,292,220)	(93,010,779)
Provision for income taxes	-	-	-	-	19,418
Net loss	$ (1,049,839)	$ (2,691,845)	$ (4,757,886)	$ (12,292,220)	$ (93,030,197)

Net loss per weighted share, basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding, basic and fully diluted	2,696,620,017	2,256,143,384	2,696,620,017	2,056,748,910

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(A Development Stage Company)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance, December 31, 2008	66,500	$ 665	355,767,159	$ 35,577	$ 18,716,994	$ (18,002,863)	$ 750,375
Exercise of warrants and options			32,000,000	3,200			3,200
Shares issued and issuable for cash			154,034,244	15,403	3,686,497		3,701,900
Shares issued for services			200,778,636	20,078	9,430,413		9,450,491
Options issued for services					243,787		243,787
Stock issued to purchase airplane			1,000,000	100	24,900		25,000
Net loss						(12,175,550)	(12,175,550)
Balance, December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)	1,999,201
Stock issued and issuable for cash			115,776,464	11,578	4,365,876		4,377,454
Stock issued for services			252,658,491	25,266	14,984,584		15,009,850
Fair value of options issued as loan incentive					92,745		92,745
Stock issued as loan incentive			6,800,000	680	201,552		202,232
Net loss						(19,394,527)	(19,394,527)
Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954
Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Stock issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)
Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Stock issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)
Balance, December 31, 2012	66,500	665	2,318,550,746	231,856	88,186,977	(88,272,311)	147,187
Stock issued and issuable for cash			595,738,104	59,574	3,348,440		3,408,014
Stock issued for services			78,032,500	7,803	1,656,247		1,664,050
Net loss						(4,757,886)	(4,757,886)
Balance, September 30, 2013	66,500	$ 665	2,993,121,350	$ 299,233	$ 93,191,664	$ (93,030,197)	$ 461,365

Baltia Air Lines, Inc.
STATEMENT OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

	Nine Months ended September 30,		From Inception to September 30,
	2013	2012	2013
Cash flows from operations
Net loss	$ (4,757,886)	$ (12,292,220)	$ (93,030,197)
Adjustment to reconcile deficit accumulated during development stage to cash used in operating activities:
Depreciation and amortization	12,602	15,000	382,542
Amortization of loan discount	-	94,684	294,978
Stock based compensation	1,664,050	6,891,630	58,813,792
Loss on sale of assets	-	1,751,347	1,607,182
Changes in operating assets and liabilities:
Prepaid expenses	-	-	400,301
Accounts payable and accrued expenses	(244,497)	(32,374)	3,710,374
Net cash used in operating activities	(3,325,731)	(3,571,933)	(27,821,028)
Cash flows from investing activities
Purchase of equipment	(40,018)	-	(3,869,646)
Proceeds from sale of assets	-	-	144,164
Security deposits	-	-	(317,293)
Net cash provided by (used in) investing activities	(40,018)	-	(4,042,775)
Cash flows from financing activities
Proceeds from issuance of common stock	3,408,014	3,651,174	30,323,875
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)
Net cash provided by financing activities	3,408,014	3,651,174	31,918,394
Net increase (decrease) in cash	42,265	79,241	54,591
Cash, beginning of period	12,326	57,390	-
Cash, end of period	$ 54,591	$ 136,631	$ 54,591
Supplemental cash flow disclosures:
Cash paid during the year for interest	$ -	$ -
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Period ending September 30, 2013

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine month periods ended September 30 , 2013 and 2012. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining route authority and approval from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities.

Recent Accounting Pronouncements

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

3. Stockholders' Equity

           Stock Issued for Services

During the nine months ended September 30, 2013, we issued units consisting of 78,032,500 shares of our common stock and 200,000 warrants in exchange for services. The shares were valued at $1,664,050 approximately $0.02 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

           Stock Issued for Cash

During the nine months ended September 30, 2013, we issued units consisting of 595,738,104 shares of our common stock and 9,849,999 warrants in exchange for cash. The shares sold for cash were subscribed at $3,408,014, approximately $0.006 weighted average per share.

4. Notes Payable

On October 14, 2013 the note payable to Eastern Construction & Electric, Inc. was modified as to the repayment of the note. The repayment was modified to read Company will repay the principal amount of $1,150,000 and accrued interest of $293,250 to lender from operating revenues within two years from March 31, 2013. The Company will lender interest on the loan at 9% per annum. Interest will accrue quarterly until the principal is repaid. All other terms of the agreement remain.

5. Going Concern

Historically, we have relied upon cash from financing activities to fund substantially all of the cash requirements of our activities and have significant losses and experienced negative cash flow. As of September 30, 2013, we had an accumulated deficit of $93,030,197 and stockholders’ equity of $461,365. For the nine months ended September 30, 2013, the Company recorded a net loss of $4,757,886 and cash used by operating activities was $3,325,731. We cannot predict if we will be profitable. We may continue to incur losses for an indeterminate period of time and may never sustain profitability. An extended period of losses and negative cash flow may prevent us from successfully operating and expanding our business. We may be unable to sustain or increase our profitability on a quarterly or annual basis. These factors raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2013, the Company had a staff of thirty which includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, information technology, passenger service and administration.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the Company’s critical accounting policies and estimates as compared to the critical accounting policies and estimates and described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed on July 16, 2013, which we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and the effect of the more significant judgments and estimates that we use in the preparation of our financial statements.

RESULTS OF OPERATIONS

We had no revenues during the nine months ended September 30, 2013 because we do cannot commence revenue flights until we complete the FAA certification, and cannot sell tickets until such time.

For the three month period ended September 30, 2013 and 2012, we reported general and administrative expenses $889,476 and $2,535,848, respectively, a decrease of $1,646,372, or 65%. We reported a net loss of $1,049,839 and $2,691,845, for the three months ended September 30, 2013 and 2012, respectively, a decrease of $1,642,006, or 61%. This decrease is primarily attributable to the $1,646,372 decrease in general and administrative expenses, a $30,742 decrease in interest expense, partially offset by a $35,985 increase in FAA certification cost.

For the nine month periods ended September 30, 2013 and 2012, we reported general and administrative expenses of $40,200,139 and $10,217,051, respectively, a decrease of $6,106,912, or 59%. We reported a net loss of $4,757,866 and $12,292,220 for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $7,534,334, or 61%. This decrease is primarily attributable to the $6,106,912 decrease in general and administrative expenses and a $92,221 decrease in interest expense, partially offset by a $184,380 increase in FAA certification cost.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit during its development stage of approximately $93 million and consumed approximately $28 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2013. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2013, our working capital deficit was $504,300 and our stockholders' equity was $461,365. Our stockholders' equity increased by $314,178 from $147,187 on December 31, 2012. Our operating activities utilized $3,325,731 in cash during the nine months ended September 30, 2013, a decrease of $246,202 from the $3,571,933 in cash utilized during the nine months ended September 30, 2012. Our financing activities, from issuance of common stock, provided $3,408,014 and $3,651,174 in cash during the nine months ended September 30, 2013 and 2012, respectively. Our unrestricted cash decreased to $54,491 from $136,631 as of September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2013, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2013 our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not involved in any material legal proceedings as defined in 17 CFR 229.103 (Item 103) Regulation S-K

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2013 we issued 595,738,104 shares of our common stock in exchange for cash. The shares were valued at $0.006 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBITS

3.1.1 Certificate of Incorporation (as amended) of Baltia Air Lines, Inc.   Incorporated by reference to Exhibit 3.1.1 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.2 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on June 24, 2011)   Incorporated by reference to Exhibit 3.1.2 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.3 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on May 24, 2012)   Incorporated by reference to Exhibit 3.1.3 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.4 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on December 27, 2012).   Incorporated by reference to Exhibit 3.1.4 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.5 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on July 29, 2013). Incorporated by reference to Exhibit 3.1.5 as reported on Baltia Air Lines's Form Q-10 filed 21 August 2013>

3.2 Bylaws of Baltia Air Lines, Inc. (amended and ratified November 7, 2011)  Incorporated by reference to Exhibit 3.2.2 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

10. MATERIAL CONTRACTS

10.1. - Fuel supply Agreement between Joint Stock Company “SOVEX” and Baltia Air Lines, Inc. unavailable (awaiting execution and delivery from Russia).

10.2 - Letter evidencing agreement that engines identified in Exhibit 10.3 below may be removed from N705BL and installed on N706BL.  Incorporated by reference to Exhibit 10.5 to Company’s 10-K/A for year 2010 as filed December 21, 2011. No engine lease agreement in effect. New contract to be filed on Form 8-K.

 10.3 - Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.  Incorporated by reference to Exhibit 10.7 to Company’s 10-K/A for year 2010 as filed December 21, 2011.

10.4 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2013 through May 31, 2014.

10.5 - Aircraft and/or Engine Maintenance Services Agreement between Kalitta Air, LLC and Baltia Air Lines, Inc., and Letter Agreement to Extend Aircraft Maintenance Service Agreement between Kalitta Air and Baltia Air Lines, Inc. effective December 23, 2012 until December 23, 2013.

10.6 - First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010.  Incorporated by reference to Exhibit 10.10 to Company’s 10-Q/A for 3 3rd quarter 2011, corrected and filed March 29, 2012.

10.7 Lockton Excess Aviation Liability Insurance, Baltia Air Lines, Inc. insured, effective January 8, 2013 to January 8, 2014.

10.8 Certificate of Insurance, The Boeing Company and Boeing Commercial Airplanes insured, Hull, Aircraft and Airport Premises, including war perils, ground risks only, excluding passenger liabilities, effective January 8, 2013 to January 8, 2014.

10.9 Kalitta Maintenance Agreement Certificate of Insurance, Kalitta Air, LLC insured, Hull & Liability ground only, Airport Premises, effective December 26, 2012 to December 26, 2013.

10.10 Certificate of Insurance, Port Authority of New York and New Jersey insured, Airport Premises, effective December 26, 2012 to December 26, 2013.

10.11 Financing Agreement by Premium Assignment Corporation. Effective as of January 8, 2013.  Incorporated by reference to Exhibit 10.19 in the Company’s 10-Q for 1 quarter 2013 as filed May 20, 2013.

10.12 - John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.12.1 - Certificate of Insurance, JFK International Air Terminal LLC insured, Terminal 4 Leased space to Baltia Air Lines, Inc., effective December 26, 2012.

10.13 - JFK Airport Building 151 Lease Agreement, between Japan Airlines Management Corp. and Baltia Air Lines, effective on September 1, 2011, valid through November 30, 2015. Incorporated by reference to Exhibit 10.13 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012 as filed April 16, 2013.

10.13.1 - Certificate of Insurance, Japan Airlines Management Corp. insured, Building 151 Sublease Agreement, effective January 8, 2013 to January 8, 2014.

10.14 - Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from June 1, 2013 until May 31, 2015.

10.14.1 - Amendment to Willow Run Airport facility lease, effective October 13, 2013.

10.14.2 - Amendment to Willow Run Airport facility lease, effective February 2013.

10.14.3 - Certificate of Insurance, Wayne County Airport Authority insured, Airport Premises, effective December 26, 2012 to December 26, 2013.

10.15 - Pulkovo Airport facility Lease Agreement between Northern Capital Gateway, LLC and Baltia Air Lines, effective from February 28, 2013 to January 28, 2014.

10.16 - Contract affirmed by Board resolution affirming Agreements between the Company and its officers agreeing not to sell the shares issued to them until the Company receives FAA Certification and commence its revenue flights. Incorporated by reference to Exhibit 10.16 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.17 - Purchase of Cessna Citation 500 aircraft N606KR, Incorporated by reference to Form 8-K filed May 21, 2013.

10.17.1 - Certificate of Insurance, Baltia Air Lines, Inc. insured, Cessna 500 N606KR.

10.18 - Loan Agreement (amended) dated October 14, 2013 between Baltia Air Lines, Inc. and Eastern Construction & Electric, Inc. for purchase of Boeing 747 aircraft.

10.19 - Flight Training Agreement Aircraft Type B747-200 between Kalitta Air, LLC and Baltia Air Lines, Inc. effective October 10, 2013 to December 31, 2014.

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

DATED: November 19, 2013

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

/s/ Igor Dmitrowsky Date: November 19, 2013
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the “Company”) on Form 10-Q for the period ended , 2013 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Igor Dmitrowsky Date: November 19, 2013
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)