Form 10-K/A
period 2012-12-31
BALTIA AIR LINES INC
filed 2013-12-09
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 4
Filed December 9, 2013)

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

EXPLANATORY NOTE

This amended report, No 4., is made to correct certain errors identified as follows: in Item 1 with respect to the engine lease agreement which, as of December 31, 2012, had expired and was being negotiated, Item 13 describing more details concerning Baltia director Vick Bolanos, certain language changes in the Report of the Independent Auditor, correction of the Financial Statements by placing the word "Unaudited" in the final column of the Statement of Operations and Statement of Cash Flows, and the insertion of additional language in Financial Note 3. discussing the sale of Baltia's first aircraft, and the recovery of the carrying value of Baltia's second aircraft.

This report is filed in its entirety since the changes affect multiple parts of the report, and to facilitate review.

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

On March 20, 2009 the DOT awarded Baltia Air Lines its initial frequencies for flights from JFK to St. Petersburg.

On August 18, 2009, the Company purchased its first Boeing 747 aircraft from Logistic Air, Inc.

In the first quarter of 2010, we leased engines on a power by the hour basis from Logistic Air, Inc. The engines have been delivered and installed on the aircraft. As of December 31, 2012, Baltia had no engine lease. The engines were in Baltia possession, the lease had expired and a new lease was being negotiated.

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

Item 13. Certain Relationships and Related Transactions.

Mr. Vick Luis Bolanos, a Baltia shareholder, was elected to the Baltia Board of Directors while he was, and remains, President and Chairman of Eastern Construction & Electric, Inc. ("Lender") On December 1, 2010, Lender loaned Baltia 1.150 million dollars US at 9% interest per annum paid quarterly. At December 31, 2012, Baltia had only one note and all reported interest accrued and reported was owed to Lender. Both parties withheld monthly interest charges and payments with the understanding that accrued interest and principal on this loan is to be paid from Baltia operating revenues. Lender has a security interest of up to $2.9 million in Baltia's B747 aircraft, N706BL.

Baltia had paid closing costs on the loan by issuing non-registered shares and warrants. Of those, Mr. Bolanos was issued non-registered shares having a current value between $200,000 and $225,000 and warrants which have potential value if exercised. No shares or warrants were issued to Lender.

The principal of $1.150 million remained outstanding during 2012 and accrued interest of $215,625 was outstanding as of December 31, 2012. By agreement of Parties, no interest was paid in 2012, and the rate of interest is 9% per annum. An amended agreement will be filed with 10-K 2013 or before.

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

PART IV.

Item 15. Exhibits and Financial Statements.

APPENDIX A - Financial Statements for the Years Ended December 31, 2012 ad 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Years Ended December 31, 2012 and 2011

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying balance sheets of Baltia Air Lines, Inc. ("the Company") as of December 31, 2012 and 2011 and the statements of operations, stockholders' equity, and cash flows for the period January 1, 2008 to December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

Except Note 3 - December 2, 2013

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

Baltia Air Lines, Inc. (A Development Stage Company) STATEMENT OF OPERATIONS
			From
			Inception to
	Years Ended December 31,		December 31,
	2012	2011	2012
Revenue	$ -	$ -	(unaudited) $ -

Costs and Expenses

General and administrative	11,125,526	24,323,228	80,774,895
FAA certification costs	622,062	490,851	3,146,209
Training	-	-	225,637
Depreciation	15,000	16,486	369,940
Other	-	-	568,245
Interest	249,565	241,493	1,560,784
Loss on sale of assets	1,607,183	-	1,607,183
Total costs and expenses	13,619,336	25,072,058	88,252,893

Net loss before income taxes	(13,619,336)	(25,072,058)	(88,252,893)

provision for income taxes	4,537	3,439	19,418
Deficit accumulated during development stage	$ (13,623,873)	$ (25,075,497)	$ (88,272,311)

Net loss per weighted share, basic and fully diluted	$ (0.01)	$ (0.02)

Weighted average number of common shares outstanding, basic and fully diluted	2,147,024,121	1,416,885,867

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc, (A Development Stage Company) STATEMENT OF CASH FLOWS

			From
			Inception to
	Years Ended December 31,		December 31,
	2012	2011	2012
Cash flows from operations			(Unaudited)

Deficit accumulated during development stage	$ (13,623,873)	$ (25,075,497)	$ (88,272,310)

Adjustment to reconcile deficit accumulated during
development stage to cash used in operating activities:
Depreciation and amortization	15,000	16,486	369,940
Amortization of loan discount	146,059	137,993	294,977
Expenses paid by issuance of common stock and options	7,686,586	17,438,892	57,149,742
Loss on sale of assets	1,607,183	-	1,607,183
Changes in operating assets and liabilities:

Prepaid expenses	-	50,160	400,301
Accounts payable and accrued expenses	485,980	208,785	3,954,871

Net cash used by operating activities	(3,683,065)	(7,223,181)	(24,495,296)
Cash flows from investing activities
Purchase of equipment	(133,045)	(502,217)	(3,829,628)
Proceeds from sale of assets	144,164	-	144,164
Security deposits	-	(77,293)	(317,293)

Net cash used by investing activities	11,119	(579,510)	(4,002,757)

Cash flows from financing activities

Proceeds from issuance of common stock	3,626,882	7,807,242	26,915,861
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)

Net cash provided by financing activities	3,626,882	7,807,242	28,510,380

Net increase (decrease) in cash	(45,064)	4,551	12,326
Cash, beginning of period	57,390	52,839	-

Cash, end of period	$ 12,326	$ 57,390	$ 12,326
Supplemental cash flow disclosures:

Cash paid during the year for interest	$ 6	$ 19,504

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

3. Property and Equipment

On August 18, 2009, the Company purchased Boeing 747 aircraft (N705BL) with the intent to refurbish it. Engines were leased on a power-by-the-hour basis, installed on the aircraft and it was flown to Malaysia where an FAA certified maintenance facility was to do the work. In 2010, Baltia purchased a second Boeing 747 (N706BL) at a price less than was projected to refurbish N705BL. On May 4, 2012, Baltia removed the engines, sold N705BL at a loss of $1.6 million and installed the engines on the second Baltia's second Boeing aircraft (N706BL).

Aircraft N706BL was purchased at Oscoda, Michigan, where it remains while Baltia proceeds with FAA certification. Recovery of the carrying value of N706 BL will occur in the first year of operations, when Baltia uses N706BL in scheduled flights between New York and St. Petersburg, Russia.

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

Baltia Air Lines, Inc.

Date: April 16, 2013 / (re-signed) December 9, 2013

/s/ /s/ Igor Dmitrowsky
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

Date: April 16, 2013  (re-signed) December 9, 2013

/s/ /s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2013 / December 9, 2013
Igor Dmitrowsky
(Principal Executive Officer)

/s/ /s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2013 / December 9, 2013
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

Date: April 16, 2013  , (re-signed) December 9, 2013

/s/ /s/Igor Dmitrowsky Chairman, CEO and CFO April 16, 2013, December 9, 2013
Igor Dmitrowsky
(Principal Executive Officer)

/s/ /s/ Igor Dmitrowsky Chairman, CEO and CFO April 16, 2013 / December 9, 2013
Igor Dmitrowsky
(Principal Accounting Officer)