Form 10-K
period 2013-12-31
BALTIA AIR LINES INC
filed 2014-04-15
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Mark One
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2013 is $20,757,704.
The number of shares of the registrant's common stock outstanding as of March 31, 2014 was 3,599,981,650

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

In the last quarter of 2010, we purchased a Boeing 747 aircraft from Kalitta Air.

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

Additional revenues from charter flying. Concurrently with its Part 121 air carrier certification ("Part 121") for scheduled service, Baltia is certifying for world wide charter service. Baltia plans to utilize aircraft time available between scheduled service, to earn additional revenues from charters. We may also qualify our aircraft for military contracts.

As of December 31, 2013, Baltia's staff of thirty-one includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, info technology, passenger service, and administration.

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

None.

Item 4. Reserved

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2012 and 2013. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low
March 31, 2012	.05	.03
June 30, 2012	.04	.01
September 30, 2012	.04	.01
December 31, 2012	.04	.01
March 31, 2013	.04	.01
June 30,2013	.03	.02
September 30, 2013	.02	.01
December 31, 2013	.02	.01

The Company currently estimates that there are more than 1000 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

Baltia currently has no equity purchase plan, written purchase, savings, option, bonus, appreciation, profit sharing, thrift, incentive, or pension.

Item 6. Selected Financial Information.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Statements in this discussion that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our service, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a minimum cash balance available for payment of ongoing operating expenses, which would allow it to cover its operational costs, and it has incurred operating losses and experienced negative cash flows from operations since inception. The Company has funded its activities through December 31, 2013 almost exclusively from debt and equity financings. For the years ended December 31, 2013 and 2012, the Company raised approximately $4.1 and $3.6 million, respectively, from private placements, funds needed to continue with the certification process, a process that must be completed before it can launch nonstop revenue service from JFK to St Petersburg, Russia with its747 aircraft. In addition to raising funds from private placements, the Company supplemented the financing of its ongoing operations through the issuance of common stock to pay certain operating expenses.

The Company's operational success may be dependent upon its timely procuring significant external debt and/or equity financing to fund its immediate and nearer-term operations, and subsequently realizing operating cash flows from ticket sales sufficient to sustain its longer-term operations and growth initiatives.

PLAN OF OPERATION

In order to meet its ongoing operating cash requirements, management's plans include financing activities such as private placements of its common stock and the continued issuance of common stock for services rendered by vendors, consultants, and other professionals. As indicated above, we continued to finance our operations through the issuance of our common stock during 2013 and 2012. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $350,000-$500,000. At the time flight service is inaugurated, the Company plans to employee approximately 20 management and 45 staff personnel.

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations

CRITICAL ACCOUNTING POLICIES

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

Valuation of Long-Lived Assets

We review the recoverability of our long- lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations

We amortize the costs of other intangibles (excluding goodwill) over their estimated useful lives unless such lives are deemed indefinite. Amortizable intangible assets are tested for impairment based on undiscounted cash flows and, if impaired, written down to fair value based on either discounted cash flows or appraised values. Intangible assets with indefinite lives are tested for impairment, at least annually, and written down to fair value as required

Stock-Based Compensation Plans

The Company complies with FASB ASC Topic 718 Compensation - Stock Compensation, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Our primary type of share-based compensation consists of stock-based awards. We use the fair value method in accordance with ASC 718. We also may use stock options. We use the Black-Scholes option pricing model in valuing options. No stock options were issued during the year ended December 31, 2013. All outstanding stock options were canceled in 2012.

Income taxes

Income taxes are recorded in accordance with ASC Topic 740, Accounting for Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

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

In accordance with GAAP, The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months

Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2010.

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2013 and 2012, because (1) we did not fly aircraft in passenger, charter, or freight service, and (2) we could not sell tickets for those services.

For the years ended December 31, 2013 and 2012, general and administrative expenses were $5,910,517 and $11,125,526, respectively, a decrease of $5,215,009, or 47%. This decrease resulted from the reduction in general and administrative costs incurred in connection with air carrier certification.

FAA certification costs increased $192,92 (31%) for the year ended December 31, 2013 from $622,062 reported for the year ended December 31, 2012. This increase resulted from the additional costs incurred for FAA certification activities incurred in connection the air certification process.

Primarily as a result of air carrier certification activities, we reported net losses of $6,868,196 and $13,623,873 for the years ended December 31, 2013 and 2012, respectively, a decrease of $6,755,677, or 50%, which includes a loss of approximately 1.6 million in the sale of a B747 aircraft, replaced by Company's current aircraft purchased in 2010. This decrease is primarily attributable to the $5,215,009 decrease in general and administrative expenses, a $126,956 decrease in interest expense, and a $1,607,183 decrease in loss on the sale of an asset, partially offset by the increase in FAA certification costs of $192,920.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon our beginning flight operations. Our ability to realize revenue from flight operations in any given future fiscal period remains highly contingent upon our obtaining significant equity infusions and/or long-term debt financing sufficient to fund initial operations. Even if we were to be successful in procuring such funding, there can be no assurance that we will be successful in commencing revenue operations or, if commenced, that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2013, we had cash of $11,549, decrease of $777 from the cash balance of $12,326 reported at December 31,2012. At December 31, 2013, our stockholders' deficit was $302,528, a decrease of $449,715 from the stockholders' equity balance of $147,187 reported at December 31, 2012.

Our operating activities utilized $4,093,273 in cash during the fiscal year ended December 31, 2013, an increase of $410,208 from the $3,683,065 in cash utilized during the fiscal year ended December 31, 2012.

Our financing activities provided $4,132,514 and $3,626,882 in cash during the fiscal year ended December 31, 2013 and 2012, respectively.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2013, except for an investment of approximately $100,000 in office equipment this year and continuous support in air carrier certification activities.

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

Item 8. Financial Statement Supplementary Data.

None.

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosures

As reported by Form 8-K filed April 14, 2014, the Company changed its certifying accountant as the prior certifying auditor withdrew due to time constraints created by the Company.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our chief executive and financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013.  Based on this evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table summarizes certain information with respect to the executive officers and directors of the board :

Name	Age	Position
Igor Dmitrowsky	58	President, CEO, CFO, Chairman of the Board
Russell Thal	79	Executive Vice President
Barry Clare	55	Vice President Finance
Walter Kaplinsky	76	Secretary, Director
Andris Rukmanis	52	Vice President Europe, Director
Vick Luis Bolanos	54	Director

Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

A. Board of Directors:

Igor Dmitrowsky

Igor Dmitrowsky, chairman and president, chief executive officer and CFO, founded the Company in August 24, 1989. Guiding, directing and maintaining daily operations of the Company has been his full-time occupation and executive profession throughout the years. Prior to founding Baltia Air Lines, Inc., in 1979, Mr. Dmitrowsky immigrated from Latvia, learned the English language, attended a U.S. university in engineering and business, founded American Kefir Corporation, a dairy distribution company, which completed a public offering in 1986 and from which he retired in 1987 and became a U.S. citizen. As a hobby, he designed and began construction of a personal flying machine, became a pilot, and pursued an interest in securities.

Mr. Dmitrowsky has the language, culture and social skills necessary to structure a business involving both the United States and Russia. His engineering and business education as well as the above-stated experience enables him to manage the various aspects of an international airline.

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

Mr. Rukmanis has the political experience, legal education, and language as well as cultural skills that were needed by the Company in light of the Baltia's initial market in Europe and previously Soviet-controlled countries.

No organization to which Mr. Rukmanis has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines.

Vick Luis Bolanos

Vick Luis Bolanos, has served as director since 2009. Mr. Bolanos is, and has been since 1992, full-time president of Eastern Construction & Electric, Inc. Since May 2005, Eastern has been the Simplified Acquisition Base Engineering Requirements ("SABER") contractor. The USAF uses the SABER contractor to fulfill engineering requirements on a variety of projects, ranging from small renovations to large scale infrastructure needs involving pipelines, electrical substations, and life safety issues. Eastern is also working on McGuire AFB for the Corps of Engineers under a Basic Agreement to both design and build or install several projects and is currently working for the Air Force at Willow Grove Air Station and a Task Order Contract at Fort Monmouth, New Jersey.

Mr. Bolanos has the specific experience of developing a company from the start as an 8a set-aside business. He understands managing large projects to produce growth and profit. He is familiar with working with government agencies and has specific experience working projects in the aviation field. These skills are critical to the Company in light of Baltia's being a start-up company in aviation with the need to initiate and bring to fruition many projects to enable the Company to grow profitably.

No organization to which Mr. Bolanos has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines.

B. Executive Officers In Addition to Mr. Dmitrowsky, Mr. Kaplinsky, and Mr. Rukmanis:

Russell Thal

Russell Thal, executive vice president, joined the Company in year 2000 and his full-time occupation has been as executive vice president of the Company where he has maintained his executive profession. In 1958, he left the US Army and entered the civilian human relations field. In 1964, he joined Seaboard World Airlines as personnel manager. Soon was moved to Director of Crew Scheduling and Dispatch and finished as interface with Military Airlift Command for Seaboard. From 1980 to 1981 he was Director of Stations with responsibility for hiring and outfitting all stations for the start-up New York Air. In 1981, Mr. Thal started Compuflight, Inc., and served as president and chairman until he retired in 2001. Compuflight provided both flight planning and engineering services to the airline industry.

Mr. Thal has the specific experience in airline operations and management to assist Baltia president Igor Dmitrowsky. He functions as head of human resources, and purchasing manager, and provides management services required by the Company. Mr. Thal's experience and skill is particularly needed as Baltia is starting up. A limited number of people are required with skills in many fields.

No organization to which Mr. Thal has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc.

Barry Clare

Barry Clare, vice president of finance, joined the Company in 2006 and it has been his full-time occupation and profession for the past five years. From 2004 to 2006 Mr. Clare owned his own business as a full-time and profession investment banker. From 2001 to 2004, Mr. Clare had been chief operating officer for Advance Plant Pharmaceuticals, Inc. From 1995 to 1996, Mr. Clare served as vice president of Intermediaries, Inc., an investment banking firm.

Mr. Clare has the specific experience in raising capital that has been absolutely critical to the Company's being able to purchase aircraft, hire specialized experts for pursuing certifications, to enlarge the staff and physical workplace, create and maintain a station in St. Petersburg, Russia, and support the extensive travel required to prepare for commencing international scheduled flights. All this has been maintained financially over the past five years with zero operating revenue.

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

Item 11. Executive Compensation.

No base salary has been paid to our executive officers during the fiscal years ended December 31, 2013 and 2012.

During the fiscal year ended December 31, 2013, no executive options were granted.

During the fiscal year ended December 31, 2013, no executive stock options were exercised.

In 2013, the Company issued a total of 19,000,000 of its $.0001 par value common stock to an executive officer and a member of the board of directors. These shares were awarded as bonus fully earned and non-assessable, and containing no future earned performance or forfeiture requirements. Of this, 19,000,000 total, 18,000,000 of the shares, valued at $180,000 were issued to the Company's president and CEO, Igor Dmitrowsky.

During the year ended December 31, 2012, the Company issued 194,000,000 shares of its $.0001 par value common stock to its executive officers; the shares were recorded at fair value and were awarded as bonus fully earned and non-assessable, and containing no future earned performance of forfeiture requirements. Of this 194,000,000 total, 140,000,000 of the shares, valued at $3,220,000, were issued to Igor Dmitrowsky, president and CEO

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Bonus	Stock Awards*	Option Awards*	Non-Equity Incentive Plan Compensation Earnings	Change in Pension Value and Non-qualified Incentive Plan Compensation	All Other Compensation**	Total
Igor Dmitrowsky President, CEO	2013 2012	$ 0 0	$ 180,000 3,888,000	$ 0 0	$ 0 0	$ 0 0	$ 27,853 50,957	$ 207,853 3,938,957
Barry Clare Vice-President	2013 2012	0 0	16,200 858,000	0 0	0 0	0 0	443,550 198,285	427,350 1,056,285
Russell Thal Vice-President	2013 2012	0 0	0 289,000	0 0	0 0	0 0	46,500 30,500	46,500 319,500
Walter Kaplinsky Secretary	2013 2012	0 0	0 76,000	0 0	0 0	0 0	15,800 15,960	15,800 235,600
Andris Rukmanis VP, Europe	2013 2012	0 0	0 20,000	0 0	0 0	0 0	0 0	0 20,000

* These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. The fair value of these equity awards on the date of grant was approximately $196,200 and $7,686,586 for stock awards for the years ended December 31, 2013 and 2012, respectively .

** Mr. Dmitrowsky was charged additional compensation of $15,000 and $15,000, which represents one-hundred percent of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2013 and 2012, respectively. In addition, during the years ended December 31, 2013 and 2012, Mr. Dmitrowsky received other compensation of $12,853 and $35,957 respectively for services provided to the Company in lieu of salary.

** Mr. Clare was paid additional compensation of $427,350 and $198,285 for the years ended December 31, 2013 and 2012, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital.

** Russell Thal was paid additional compensation of $46,500 and $30,500 for services provided the Company during the years ended December 31, 2013 and 2012.

** Mr. Kaplinsky was paid additional compensation of $15,800 and $15,960 for services provided the Company during the years ended December 31, 2013 and 2012.

EMPLOYMENT AGREEMENTS

The Company has no individual employment agreements with any of its executive officers or employees.

Future Compensation of Executive Officers

The board of directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following the closing of financing sufficient to commence flight operations, the rate of compensation for the Company's executive officers is expected to be: president $198,000, executive vice president $130,000, vice president-finance $120,000, vice president marketing $110,000,and vice president-Europe $90,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2013, there were 3,296,126,988 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2013, the ownership of the Company's Common Stock by (i) each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

Directors and Officers	Common Shares Beneficially Owned	Percent of Total Outstanding, %
Igor Dmitrowsky 63-26 Saunders St., Suite 7-I Rego Park, NY 11374	797,662,766	24.20
Russell Thal 26 Ridge Drive Port Washington, NY 11050	26,850,000	0.82
Barry Clare 4319 215th St. Bayside, NY 11361	115,849,998	3.52
Vick Luis Bolanos 633 Monroe St. Riverside, NJ 08075	258,025,001	7.83
Walter Kaplinsky 2000 Quentin Rd. Brooklyn, NY 11229	15,500,000	0.47
Andris Rukmanis Kundzinsala, 8 Linija 9. Riga, Latvia LV-1005	6,468,750	0.19
Shares of all directors and executive officers as a group (6 persons)	1,220,356,515	37.02

Item 13. Certain Relationships and Related Transactions.

Mr. Vick Luis Bolanos was elected to the Baltia board of directors while he was, and remains, president and chairman of Eastern Construction & Electric, Inc. The transaction between Baltia and Eastern was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectibility or present other unfavorable features. This transaction is discussed further in Note 7 to the Financial Statements infra.

The principal of $1.150 million remained outstanding during 2012 and accrued interest of $215,625 was outstanding as of December 31, 2013. By agreement of Parties, no interest was paid in 2012, and the rate of interest is 9% per annum. An amended agreement was concluded and submitted in Company's 10-Q filing for 3rd quarter 2013, filed November 19, 2013, Exhibit 10.18 therein.

Item 14. Principal Accountant Fees and Services.

In 2012 and 2011 the Company paid its independent accountant $7,000 for services in providing an audit of the previous year. In 2013, the Company paid $11,500 for audit services. All other Company accounting and tax preparations have been done in-house.

PART IV.

Item 15. Exhibits and Financial Statements.

APPENDIX A - Financial Statements for the Years Ended December 31, 2013 ad 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Years Ended December 31, 2013 and 2012

Board of Directors and Shareholders
Baltia Air Lines, Inc.
New York, NY

I have audited the accompanying consolidated balance sheets of Baltia Air Lines, Inc. and its subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were I engaged to perform, an audit of its internal control over financial reporting. my audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 of the financial statements, the Company has incurred a deficit during its development stage of approximately $95 million and consumed approximately $29 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2014. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Terry L. Johnson, CPA
Casselberry, Florida 32707
April 15, 2014

Baltia Air Lines, Inc.

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Current assets
Cash	$ 11,549	$ 12,326
Total current assets	11,549	12,326
Property and equipment, net	1,794,486	1,807,456
Other assets:
Security deposit and other	317,293	317,293
Total assets	$ 2,123,328	$ 2,137,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$ 621,208	$ 587,763
Accrued interest	319,125	215,625
Total current liabilities	940,333	803,388
Noncurrent liabilities
Long-term debt, net of discount	$ 1,150,000	$ 1,186,500
Long-term accounts payable and accrued expenses	335,523	-
Total noncurrent liabilities	1,485,523	1,186,500
Total liabilities	2,425,856	1,989,888
Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 3,986,000,000 shares authorized, 3,296,126,988 and 2,466,538,050 issued and outstanding at December 31, 2013 and 2012, respectively	329,612	246,654
Additional paid-in capital	94,507,702	88,172,179
Deficit accumulated during development stage	(95,140,507)	(88,272,311)
Total stockholders' equity (deficit)	(302,528)	147,187
Total liabilities and stockholders' equity (deficit)	$ 2,123,328	$ 2,137,075

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS

			From
			Inception to
	Years Ended December 31,		December 31,
	2013	2012	2013
			(Unaudited)
Revenue	$ -	$ -	$ -

Costs and Expenses
General and administrative	5,910,517	11,125,526	86,685,412
FAA certification costs	814,982	622,062	3,961,191
Training	-	-	225,637
Depreciation	16,488	15,000	386,428
Other	-	-	568,245
Interest	122,609	249,565	1,683,393
Loss on sale of assets	-	1,607,183	1,607,183
Total costs and expenses	6,864,596	13,619,336	95,117,489

Net loss before income taxes	(6,864,596)	(13,619,336)	(95,117,489)

provision for income taxes	3,600	4,537	23,018
Deficit accumulated during development stage	$ (6,868,196)	$ (13,623,873)	$ (95,140,507)

Net loss per weighted share, basic and fully diluted	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding, basic and fully diluted	2,984,068,462	2,295,011,425

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2008 (Unaudited)	66,500	$ 665	355,767,159	$ 35,577	$ 18,716,994	$ (18,002,863)	$ 750,375

Exercise of warrants and options			32,000,000	3,200			3,200
Shares issued and issuable for cash			154,034,244	15,403	3,686,497		3,701,900
Shares issued for services			200,778,636	20,078	9,430,413		9,450,491
Options issued for services					243,787		243,787
Stock issued to purchase airplane			1,000,000	100	24,900		25,000
Net loss						(12,175,550)	(12,175,550)

Balance, December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)	1,999,201

Stock issued and issuable for cash			115,776,464	11,578	4,365,876		4,377,454
Stock issued for services			252,658,491	25,266	14,984,584		15,009,850
Fair value of options issued as
loan incentive					92,745		92,745
Stock issued as loan incentive			6,800,000	680	201,552		202,232
Net loss						(19,394,527)	(19,394,527)

Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954

Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Stock issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)

Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590

Prior Period Adjustment			147,987,304	14,798	(14,798)		-
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Stock issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)

Balance, December 31, 2012	66,500	665	2,466,538,050	246,654	88,172,179	(88,272,311)	147,187

Stock issued and issuable for cash			701,621,438	70,162	4,062,352		4,132,514
Stock issued for services			127,967,500	12,796	2,273,171		2,285,967
Net loss						(6,535,172)	(6,535,172)

Balance, December 31, 2013	66,500	$ 665	3,296,126,988	$ 329,612	$ 94,507,702	$ (94,807,483)	$ 30,496

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			From
			Inception to
	Years Ended December 31,		December 31,
	2013	2012	2013
Cash flows from operations			(Unaudited)
Deficit accumulated during development stage	$ (6,868,196)	$ (13,623,873)	$ (95,140,507)
Adjustment to reconcile deficit accumulated during
development stage to cash used in operating activities:
Depreciation and amortization	16,488	15,000	386,428
Amortization of loan discount	-	146,059	294,977
Expenses paid by issuance of common stock and options	2,285,967	7,686,586	59,435,709
Loss on sale of assets	-	1,607,183	1,607,183
Changes in operating assets and liabilities:
Prepaid expenses	-	-	400,301
Accounts payable and accrued expenses	472,468	485,980	4,427,339

Net cash used by operating activities	(4,093,273)	(3,683,065)	(28,588,570)
Cash flows from investing activities
Purchase of equipment	(40,018)	(133,045)	(3,869,646)
Proceeds from sale of assets	-	144,164	144,164
Security deposits	-	-	(317,293)

Net cash used by investing activities	(40,018)	11,119	(4,042,775)

Cash flows from financing activities

Proceeds from issuance of common stock	4,132,514	3,626,882	31,048,375
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)

Net cash provided by financing activities	4,132,514	3,626,882	32,642,894

Net increase (decrease) in cash	(777)	(45,064)	11,549
Cash, beginning of period	12,326	57,390	-

Cash, end of period	$ 11,549	$ 12,326	$ 11,549
Supplemental cash flow disclosures:

Cash paid during the year for interest	$ -	$ 6

The accompanying footnotes are an integral part of these financial statements.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

1. Nature of Operations

The Company was formed as a U.S. airline on August 24, 1989 in the State of New York. Our objective is to provide scheduled air transportation from the U.S. to Russia, the Baltic States and Ukraine. In 1991, the Department of Transportation (DOT) granted the Company routes to provide nonstop passenger, cargo and mail service from JFK to St. Petersburg and from JFK to Riga, with online service to Minsk, Kiev and Tbilisi as well as back up service to Moscow. We have two registered trademarks, "BALTIA" and "VOYAGER CLASS," and five trademarks subject to registration. Our activities to date have been devoted principally to raising capital, obtaining route authority and approval from the DOT and the FAA, training crews, and conducting market research to develop the Company's marketing strategy.

Regulatory Compliance

We intend to operate as a Part 121 carrier, a heavy jet operator. As such, following certification we will be required to maintain our air carrier standards as prescribed by DOT and FAA regulation and as specified in the FAA approved Company manuals. As part of its regulatory compliance, we will be required to submit periodic reports of our operations to the DOT.

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

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

2. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. Excepting certain lines of credit agreements by certain shareholders, there are no cash equivalents at December 31, 2013 and 2012.

Fair Value of Financial Instruments

FASB ASC 825, "Financial Instruments " requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2013 and 2012, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

Fair Value Measurements

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

DECEMBER 31, 2013

2. Summary of Significant Accounting Policies (continued)

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the respective assets or the lease term. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 5-15 years. Expenditures for renewals and betterments are capitalized. Expenditures for minor items, repairs, and maintenance are charged to operations as incurred. Gain or loss upon sale or retirement due to obsolescence is reflected in the operating results in the period the event takes place.

Valuation of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment, and records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. There was no impairment charges during the years ended December 31, 2013 and 2012.

Stock-Based Compensation Plans

Stock-based awards are accounted for using the fair value method in accordance with ASC 718, Share-Based Payments.   Our primary type of share-based compensation consists of stock options and stock-based awards. We use the Black-Scholes option pricing model in valuing options. The inputs for the valuation analysis of the options include the market value of the Company's common stock, the estimated volatility of the Company's common stock, the exercise price of the warrants and the risk free interest rate.

Loss per Common Share

The Company complies with accounting and disclosure requirements of ASC 262, Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. All stock options either expired or were canceled during the year ended December 31, 2012. No adjustment was made to the weighted-average number of shares outstanding in the calculation of loss per share for the years ended December 31, 2013 and 2012.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

2. Summary of Significant Accounting Policies (continued)

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Accounting for Income Taxes , which provides for deferred taxes using an asset and liability approach. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The Company determines its deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities, which are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2013 and 2012, the Company did not have any uncertain tax positions

Generally, tax fillings are no longer subject to income tax examinations by major taxing authorities for years before 2010. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state, and local tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2013 and 2012, the Company has not accrued interest or penalties related to uncertain tax positions.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time..

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exits. The update is effective for years beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05). ASU 2013-05 provides guidance on releasing cumulative translation adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or a business within a foreign entity. ASU 2013-05 is effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. Early adoption is permitted. The adoption of ASU 2013-05 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified out of Accumulative Other Comprehensive Income (ASU 2013-02), which replaces the presentation requirements for reclassifications out of accumulated other comprehensive income in ASU 2011-05 and ASU 2011-12. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present significant amounts reclassified out of accumulated other comprehensive income by respective line items of net income if the amount reclassified is required to be reclassified to net income in its entirety. The adoption of ASU 2013-02 did not have any impact on our financial position, results of operations or cash flows.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

Recent Accounting Pronouncements (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

3. Property and Equipment

A summary of property and equipment is as follows:
	Estimated Useful Life	2013	2012
Airplane	10-15 years	$ 1,540,756	$ 1,505,738
Office equipment and other	5-7 years	394,486	425,986
Less accumulated depreciation		(140,756)	(124,268)

Net		$ 1,794,486	$ 1,807,456
Current depreciation		$ 16,500	$ 15,000

On August 18, 2009, the Company purchased a Boeing 747 (N705BL) with the intent to refurbish it. Engines were leased on a power-by-the-hour basis, installed on the aircraft, and it was flown to Malaysia where an FAA certified maintenance facility was to do the work. In 2010, Baltia purchased a second Boeing 747 (N706BL) at a price less than was projected to refurbish N705BL. On May 4, 2012, Baltia removed the engines, sold N705BL at a loss of $1.6 million and installed the engines on the second aircraft, N706BL, which was purchased at Oscoda, Michigan, where it remains while Baltia proceeds with its FAA certification. Recovery of the carrying value of N706BL will occur in the first year of operations, when it will be used in scheduled flight operations between New York and St. Petersburg, Russia.

4. Stockholders' Equity

Description of Securities

Common Stock

We are authorized to issue 3,986,000,000 shares of common Stock at $.0001 par value per share. As of December 31, 2013, a total of 3,296,126,988 shares of common Stock were issued and outstanding and held by 968 shareholders. Holders of common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange, or appraisal rights.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

4. Stockholders' Equity (continued)

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

Recent Issuance of Unregistered Securities

2013:

  Stock Issued for Cash

We issued 701,621,438 shares of our common stock in exchange for receiving a total of $4,132,514 in cash net of offering expenses. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration transactions by an issuer not involving any public offering.

Stock Issued for Services

We issued 127,967,500 shares of our common stock in exchange for services. The shares were valued at $2,285,967 or approximately $0.018 per share, which reflected the weighted average market value at the time of issuance. Of the total shares issued for services, 18,000,000 of these shares valued at approximately $180,000 were issued to Igor Dmitrowsky, our president and CEO.

2012:

  Stock Issued for Cash

We issued 271,270,882 shares of our common stock in exchange for receiving a total of $3,626,882 in cash net of offering expenses. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration transactions by an issuer not involving any public offering

Stock Issued for Services

We issued 329,248,482 shares of our common stock in exchange for services. The shares were valued at $7,686,588 or approximately $0.023 per share, which reflected the weighted average market value at the time of issuance. Of the total shares issued for services, 140,000,000 of these shares valued at approximately $3,220,000 were issued to Igor Dmitrowsky, our president and CEO.

5. Stock Options and Warrants of Option Activity

Stock Options

No stock options were issued during the year ended December 31, 2013. All existing options were canceled in 2012.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

5. Stock options and Warrants (continued)

Warrants

For the years ended December 31, 2013 and 2012, warrant activity was as follows:

Warrants Outstanding				Warrants Exercisable
Exercise Price	Number Outstanding at December 31, 2013	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2013	Weighted Average Exercise Price
$0.02	12,151,166	0.66	$0.02	12,151,166	$ 0.02
$0.05	45,334,000	0.83	$0.05	45,334,000	$ 0.05
$0.08	12,908,333	0.87	$0.08	12,908,333	$ 0.08
$0.10	1,566,509	0.73	$0.10	1,566,509	$ 0.10
$0.15	40,000	0.50	$0.15	40,000	$ 0.15
$0.25	328,000	0.94	$0.25	328,000	$ 0.25
	72,328,008	0.80	$0.05	72,328,008

	Number of Warrants Outstanding	Weighted Average Price	Remaining Term (In Years)
Warrants outstanding At December 31, 2011	71,176,000	$ 0.16	1.23
Granted in 2012	34,275,495
Exercised	3,775,000
Canceled in 2012	41,248,429
Warrants outstanding at December 31, 2012	60,428,066	$ 0.07	1.19
Granted in 2013	32,046,508
Exercised	-
Canceled in 2013	20,146,566
Warrants outstanding at December 31, 2013	72,328,008	$ 0.05	0.80
Warrants exercisable at December 31, 2013	72,328,008

6. Income Taxes

The Company has approximately $37.7 million in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2033. The Company has adopted ASC 740, Accounting for Income Taxes which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $7.5 million

Utilization of federal and state NOL and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

7. Commitments and Contingencies

Facilities

The Company leases office space for its administrative offices and an airport terminal facility under terms of two operating leases, which expire on November 15, 2015 and February 1, 2014, respectively. The payments are charged to rental expense as incurred. Rental payments for these two operating leases for the years ended December 31, 2013 and 2012 were $465,000 and $450,000, respectively, and are included in general administrative expenses in the statement of operations. Future minimum payments are $467,000 and $427,075 for the years ended December 31, 2014 and 2015, respectively.

The Company also leases office space, an airport terminal facility, and other facilities under terms of month to month operating leases at approximately $40,000 each month. Rental payments are charged to rent expense as incurred. Rental payments for the years ended December 31, 2013 and 2012 were $116,000 and $132,000, respectively, and are included in general administrative expenses in the statement of operations.

8. Long-Term Debt - Related Party:

On December 1, 2010, the Company entered into a loan arrangement with a company owned or controlled by one of our directors for a total amount of $1,150,000. The Company issued a note ("Note") bearing interest at 9% per annum, payable quarterly, with a maturity date of March 31, 2013. Under terms of the Note dated December 1, 2010, the Company was obligated to repay the $1,150,000 prior to the maturity date upon raising $4 million or from proceeds of operating revenue. In connection with the terms of the Note, the Company issued the lender 6.8 million shares of common stock and 3.4 million warrants. The Company recorded the relative fair value of the shares and warrants of $294,297 as additional paid-in capital and established a discount on the debt. The discount was amortized over 24 months at an effective rate of 14.98%. The note is secured by aircraft to a limit of $2.9 million.

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

9. Development Stage Activities and Going Concern

The Company is currently in the development stage and has not as of yet generated any revenue from its planned operation to provide scheduled air transportation from the United States to Russia, the Baltic States, and the Ukraine.

The accompanying financial statements have been prepared using the accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business.

Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, which would allow it to cover its operational costs and allow it to continue as a going concern, and it has incurred operating losses and experienced negative cash flows from operations since inception. The Company has a deficit accumulated as of December 31, 2013 of approximately $95.1 million. The Company has funded its activities through December 31, 2013 almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

BALTIA AIR LINES, INC. NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2013

9. Development Stage Activities and Going Concern (continued)

For the years ended December 31, 2013 and 2012, the Company raised approximately $4.1 and $3.6 million, respectively, from private placements, funds needed to continue with the certification process, a process that must be completed before it can launch nonstop revenue service to Russia with its 747 aircraft. In addition to raising funds from private placements, the Company supplemented the financing of its ongoing operations through the issuance of common stock to pay operating expenses not paid with cash raised from the private placements. The continued operations of the Company over the long-term is dependent upon implementing airline service that will generate profits; until such time, however, it will continue to require substantial funds to continue with its aircraft and operational certification and carry out its business plan. In order to meet its ongoing operating cash requirements, management's plans include financing activities such as private placements of its common stock and the continued issuance of common stock for services rendered by vendors, consultants, and other professionals. Management has also considered the overall pipeline effect that enhances the initial cash position of a startup carrier. It is the industry practice for passengers to purchase tickets in advance of their flights while service vendors bill the carrier later. So that a new airline will not fly empty on day one, approximately 30 days prior to the expected inaugural date, the DOT authorizes sales of tickets and cargo. Such funds from advance sales, estimated at approximately $3 million for the company, accumulate in an escrow account, and are released upon the issuance of the air carrier certificate.

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

10. Related Party

During the year ended December 31, 2013 and 2012, the Company issued 19,000,000 and 194,000,000, respectively, restricted shares of its $0.001 par value common stock to officers and directors. These restricted shares were valued at $196,200 and $5,131,000, respectively, or a weighted average price of approximately $ .010 and $0.026 per share, respectively. Its president and CEO was charged additional compensation of $15,000 and $15,000, which represents one hundred percent of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2013 and 2012, respectively. Also, during the years ended December 31, 2013 and 2012, this officer received other compensation of $12,853 and $35,957, respectively, for services provided the Company in lieu of salary. A second officer, vice president-finance, was paid additional compensation of $427,350 and $198,285 for the years ended December 31, 2013 and 2012, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital. A third officer, vice president, was paid additional compensation of $46,500 and $30,500 for services provided the Company during the years ended December 31, 2013 and 2012, respectively. A fourth officer, corporate secretary, was additional compensation of $15,800 and $15,960 for services provided the Company during the years ended December 31, 2013 and 2012, respectively.

Exhibits.

3.1.1 Certificate of Incorporation (as amended) of Baltia Air Lines, Inc.   Incorporated by reference to Exhibit 3.1.1 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.2 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on June 24, 2011)   Incorporated by reference to Exhibit 3.1.2 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.3 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on May 24, 2012)   Incorporated by reference to Exhibit 3.1.3 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.4 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on December 27, 2012).   Incorporated by reference to Exhibit 3.1.4 to Baltia Air Lines Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.5 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on July 29, 2013). Incorporated by reference to Exhibit 3.1.5 as reported on Baltia Air Lines's Form Q-10 filed 21 August 2013.

3.1.6 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on February 12, 2014).

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

10.2 - Letter evidencing agreement that engines identified in Exhibit 10.3 below may be removed from N705BL and installed on N706BL.  Incorporated by reference to Exhibit 10.5 to Company's 10-K/A for year 2010 as filed December 21, 2011. No engine lease agreement in effect. New contract pending.

 10.3 - Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.  Incorporated by reference to Exhibit 10.7 to Company's 10-K/A for year 2010 as filed December 21, 2011 effective to January 14, 2015.

10.4 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2013 through May 31, 2014.   Incorporated by reference to Exhibit 10.4 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.5 - Aircraft and/or Engine Maintenance Services Agreement between Kalitta Air, LLC and Baltia Air Lines, Inc., and Letter Agreement to Extend Aircraft Maintenance Service Agreement between Kalitta Air and Baltia Air Lines, Inc. effective December 24, 2013 until December 24, 2015 with 1-year extension with 60-day notice.

10.6 - First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010.  Incorporated by reference to Exhibit 10.10 to Company's 10-Q/A for 3rd quarter 2011, corrected and filed March 29, 2012.

10.7 Lockton Excess Aviation Liability Insurance, Baltia Air Lines, Inc. insured, effective January 8, 2013 to April 1, 2014.   Incorporated by reference to Exhibit 10.7 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.8 Certificate of Insurance, The Boeing Company and Boeing Commercial Airplanes insured, Hull, Aircraft and Airport Premises, including war perils, ground risks only, excluding passenger liabilities, effective January 8, 2013 to January 8, 2014.   Incorporated by reference to Exhibit 10.8 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.8.1 Certificate of Insurance, Logistics Air Inc., respect to the Aircraft Engine Lease Agreement between Logistic Air, Inc. and Baltia Airlines Inc. effective December 2009 for Engine Serial Numbers 685697, 662428, 662816, 662842, effective April 1, 2014 to April 1, 2015.

10.9 Kalitta Maintenance Agreement Certificate of Insurance, Kalitta Air, LLC insured, Hull & Liability ground only, Airport Premises, effective April 1, 2014 to April 1, 2015.

10.10 Certificate of Insurance, Port Authority of New York and New Jersey insured, Airport Premises, effective April 1, 2014 to April 1, 2015.

10.11 Financing Agreement by Premium Assignment Corporation. Effective as of January 8, 2013.  Incorporated by reference to Exhibit 10.19 in the Company's 10-Q for 1 quarter 2013 as filed May 20, 2013.

10.12 - John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.12.1 - Certificate of Insurance, JFK International Air Terminal LLC insured, Terminal 4 Leased space to Baltia Air Lines, Inc., effective April 1, 2014 to April 1, 2015.

10.13 - JFK Airport Building 151 Lease Agreement, between Japan Airlines Management Corp. and Baltia Air Lines, effective on September 1, 2011, valid through November 30, 2015. Incorporated by reference to Exhibit 10.13 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012 as filed April 16, 2013.

10.13.1 - Certificate of Insurance, Japan Airlines Management Corp. insured, Building 151 Sublease Agreement, effective April 1, 2014 to April 1, 2015.

10.14 - Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from June 1, 2013 until May 31, 2015.   Incorporated by reference to Exhibit 10.14 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.14.1 - Amendment to Willow Run Airport facility lease, effective October 13, 2013.   Incorporated by reference to Exhibit 10.14.1 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.14.2 - Amendment to Willow Run Airport facility lease, effective February 2013.   Incorporated by reference to Exhibit 10.14.2 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.14.3 - Certificate of Insurance, Wayne County Airport Authority insured, Airport Premises, effective April 1, 2014 to April 1, 2015.

10.15 - Pulkovo Airport facility Lease Agreement between Northern Capital Gateway, LLC and Baltia Air Lines, effective from February 28, 2013 to January 28, 2014.   Incorporated by reference to Exhibit 10.15 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

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

10.17 - Purchase of Cessna Citation 500 aircraft N606KR, Incorporated by reference to Form 8-K filed May 21, 2013.

10.17.1 - Certificate of Insurance, Baltia Air Lines, Inc. insured, Cessna 500 N606KR.   Incorporated by reference to Exhibit 10.17.1 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.18 - Loan Agreement (amended) dated October 14, 2013 between Baltia Air Lines, Inc. and Eastern Construction & Electric, Inc. for purchase of Boeing 747 aircraft.   Incorporated by reference to Exhibit 10.18 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.19 - Flight Training Agreement Aircraft Type B747-200 between Kalitta Air, LLC and Baltia Air Lines, Inc. effective October 10, 2013 to December 31, 2014.   Incorporated by reference to Exhibit 10.19 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.20 - B747 Aircraft Hull and Liability Binder - Renewal, Registration N706BL, Meadowbrook Insurance Group, effective April 1, 2014 to April 1, 2015.

10.21 - Purchase Report - T-500 A/C Tractor, Costal Engine Service (2013)

10.22 - Loan Agreement - Legal services rendered by International Business Law Firm PC to Baltia Air Lines, executed March 31, 2014.

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

Baltia Air Lines, Inc.

Date: April 15, 2014

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Igor Dmitrowsky Igor Dmitrowsky	Chairman, CEO and CFO (Principal Executive Officer and Principal Accounting Officer)	April 15, 2014
/s/ Walter Kaplinsky Walter Kaplinsky	Secretary and Director	April 15, 2014
/s/ Andris Rukmanis Andris Rukmanis	V.P. Europe and Director	April 15, 2014
/s/ Vick Luis Bolanos Vick Luis Bolanos	Director	April 15, 2014

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

Date: April 15, 2013

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 15, 2014
Igor Dmitrowsky
(Principal Executive Officer)

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 15, 2014
Igor Dmitrowsky
(Principal Accounting Officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report for Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the Report),

I, Igor Dmitrowsky, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 15, 2014

/s/Igor Dmitrowsky Chairman, CEO and CFO April 15, 2014
Igor Dmitrowsky
(Principal Executive Officer)

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 15, 2014
Igor Dmitrowsky
(Principal Accounting Officer)