Form 10-Q
period 2014-03-31
BALTIA AIR LINES INC
filed 2014-05-20
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly Period ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The number of shares of the registrant's common stock outstanding as of May 02, 2014 was 3,863,276,232

Part I - Financial Information

Item 1 –Financial Statements:
Part 1 - Financial Statements

Item 1 - Financial Statements

Baltia Air Lines, Inc.
BALANCE SHEETS
(A Development Stage Company)

	March 31, 2014	December 31, 2013
	(Unadudited)	(Audited)
ASSETS

Current assets

Cash	$529,944	$11,549
Total current assets	529,944	11,549

Property and equipment, net	1,818,272	1,794,486

Other assets:

Security deposit and other	317,293	317,293
Total assets	$2,665,509	$2,123,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued expenses	$934,193	$621,208
Accrued interest	345,000	319,125
Deposits on common stock purchases	836,000	-
Total current liabilities	2,115,193	940,333

Noncurrent liabilities

Long-term debt, net of discount	1,150,000	1,150,000
Long-term accounts payables and accrued expenses	335,523	335,523
Total noncurrent liabilities	1,485,523	1,485,523
Total liabilities	3,600,716	2,425,856

Stockholders' equity (deficit)

Preferred stock, $0.01 par value; 2,000,000 shares
authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 3,986,000,000 shares
authorized, 3,599,981,650 and 3,296,126,988 issued AND
outstanding at March 31, 2014 and December 31, 2013, respectively	359,998	329,612
Additional paid-in capital	96,533,843	94,507,702
Deficit accumulated during development stage	(97,829,713)	(95,140,507)
Total stockholders' equity (deficit)	(935,207)	(302,528)
Total liabilities and stockholders' equity (deficit)	$2,665,509	$2,123,328

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF OPERATIONS
(A Development Stage Company)
(Unaudited)

	Three Months Ended March 31,		From Inception to March 31,
	2014	2013	2014

Revenue	$-	$-	$-

Cost and Expenses
General and admiinistrative	2,353,148	2,285,503	89,038,560
FAA certification costs	296,185	190,517	4,257,376
Training	-	-	225,637
Depreciation	13,979	4,122	400,407
Other	-	-	568,245
Interest	25,895	26,696	1,709,298
Loss on sale of assets	-	-	1,607,183

Total costs and expenses	2,689,206	2,506,838	97,806,706

Net loss befoe income taxes	(2,689,206)	(2,506,838)	(97,806,706)

Provision for income taxes	-	-	23,018

Deficit accumulated during develop0ment stage	$(2,689,206)	$(2,506,838)	$(97,829,724)

Net loss per weighted share,
basice and fully diluted	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and fully diluted	3,472,925,831	2,147,024,121

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)	1,999,201

Stock issued and issuable for cash			115,776,464	11,578	4,365,876		4,377,454
Shares issued for services			252,658,491	25,266	14,984,584		15,009,850
Fair value of options issued as
loan incentive					92,745		92,745
Stock issued as loan incentive			6,800,000	680	201,552		202,232
Net loss						(19,394,527)	(19,394,527)

Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954

Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Shares issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)

Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590

Prior period adjustment			147,987,304	14,798	(14,798)		-
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Shares issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)

Balance, December 31, 2012	66,500	665	2,466,538,050	246,654	88,172,179	(88,272,311)	147,187

Stock issued and issuable for cash			701,621,438	70,162	4,062,352		4,132,514
Shares issued for services			127,967,500	12,796	2,273,171		2,285,967
Net loss						(6,868,196)	(6,868,196)

Balance, December 31, 2013	66,500	665	3,296,126,988	$329,612	$94,507,702	$(95,140,507)	$(302,528)

Stock issued and issuable for cash			241,465,662	24,147	1,120,853		1,145,000

Stock issued for services			65,389,000	6,539	914,988		921,527

Shares cancelled			(3,000,000)	(300)	(9,700)		(10,000)

Net loss						(2,689,206)	(2,689,206)

Balance, March 31, 2014	66,500	$665	$3,599,981,650	$359,998	$96,533,843	$(97,829,713)	$(935,207)

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

	Three Months Ended March 31,		From Inception to March 31,
	2014	2013	2014
Cash flows from operations

Deficit accumulated during development stage	$(2,689,206)	$(2,506,838)	$(97,829,713)

Adjustment to reconcile deficit accumlated during development stage to cash used in opeating activities:
Depreciation and amortization	13,979	4,122	400,407
Amortization of loan discount			294,977
Expenses paid issuance of common stock and options	911,527	1,417,090	60,347,236
Loss on sale of assets	-	-	1,607,183
Changes in operating assets and liabilities:
Prepaid expenses	-	-	400,301
Accounts payable and accrued expenses	338,860	(79,161)	4,766,199

Net cash used by operating activities	(1,424,840)	(1,164,787)	(30,013,410)

Cash flows from investing activities

Purchase of equipment	(37,765)	(35,018)	(3,907,411)
Proceeds from sale of assets		-	144,164
Security deposit	-	-	(317,293)

Net cash used by investing activities	(37,765)	(35,018)	(4,080,540)

Cash flows from financiang activities

Proceeds from issuance of common stock	1,145,000	1,319,827	32,193,375
Deposits on common stock purchases	836,000	-	836,000
Proceeds from issuance of prefrerred stock	-		2,753
Loans from related parties	-		1,351,573
Repayment of related party loans	-		(368,890)
Principal payments on long-term debt	-		1,109,183
Acquisition of treasury stock	-		(500,100)

Net cash provided by financing activities	1,981,000	1,319,827	34,623,894

Net increase (decrease) in cash	518,395	120,022	529,944
Cash, beginning of period	11,549	12,326	-

Cash, end of period	$529,944	$132,348	$529,944

Supplemental cash flow disclosures:

Cash paid during the year for interest	$-	$-

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Period ending March 31, 2014

1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2013 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements

The financial statements have been presented in a “development stage” format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining FAA Certification from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities. There is no assurance the Company will commence operation in the future or that those operations will be profitable.

2. Earnings/Loss Per Share

Net loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. At March 31, 2014, there are no outstanding common stock equivalents.

3. Stockholders' Equity

Stock Issued for Services

During the three months ended March 31, 2014, we issued 65,389,000 shares of our common stock in exchange for services. The shares were valued at $921,527, approximately $.01 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

During the three months ended March 31, 2014, we issued 241,465,662 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $1,145,000 approximately $0.0047 weighted average per share.

4. Note Payable

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

Interest accrued to March 31, 2014 is $345,000.

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

In the last quarter of 2010, we purchased a Boeing 747 aircraft from Kalitta Air. Baltia carries $100,000,000 aircraft liability insurance, ground only, of which $10 million is through State National Insurance Co. and $90 million through Lloyds of London. Baltia is in the process of adding flight risk insurance of one billion dollars US ($1,000,000,000) prior to initiating flight. The Company will carry airline liability insurance as required for a US airline by DOT regulation. Following the commencement of service on the JFK-St. Petersburg route, Baltia's objective is to develop its route network to Russia, Latvia, Ukraine, and Belarus.

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

As of March 31, 2014, the Company had a staff of thirty which includes professionals who have extensive major US airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, information technology, passenger service and administration.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the Company's critical accounting policies and estimates as compared to the critical accounting policies and estimates and described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and filed on April 15, 2014, which we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and the effect of the more significant judgments and estimates that we use in the preparation of our financial statements.

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2014 because we do cannot commence revenue flights until we complete the FAA certification, and cannot sell tickets until such time.

For the three month period ended March 31, 2014 and 2013, we reported general and administrative expenses of $2,285,503 and $1,634,051, respectively, an increase of $476,838, or 3%. We reported a net loss of $2,689,206 and $2,506,838, for the three months ended March 31, 2014 and 2013, respectively, an increase of $182,368, or 7%. This increase is primarily attributable to the $67,645 increase in general and administrative expenses, a $105,668 increase in FAA certification costs, and a $9,857 increase in depreciation expense, partially offset by a $801 decrease in interest expense.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the Company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit during its development stage of approximately $97,829,713 million and consumed approximately 30,013,410 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2014. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2014, our working capital deficit was $1,585,249 and our stockholders' deficit was $935,207. Our stockholders' equity balance at March 31, 2013 was $377,267, compared to a $935,207 stockholders' deficit reported at deficit at March 31, 2014, an increase in stockholders' deficit of $1,312,474

Our operating activities utilized $1,424,840 in cash during the three months ended March 31, 2014, an increase of $260,053 from the $1,164,787 in cash utilized in operating activities during the three months ended March 31, 2013.

For the three months ended March 31, 2014 and 2013, our financing activities provided cash of $1,981,000 and $1,319,827, respectively, from the sale of our common stock. Our unrestricted cash balance increased to $529,944 at March 31, 2014 from $132,348 reported at March 31, 2013.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Baltia plans to initiate its scheduled service with nonstop flights from New York to St.Petersburg, Russia. The current economic sanctions on Russia may impact the passengers, cargo and mail carried on those flights.

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2014, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2014, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was a change in our internal controls and other factors. On April 9, 2014, the Company's certifying account Patrick Heyn, CPA, PA resigned and a new certifying accountant Terry Johnson, CPA, was engaged to conduct accounting and auditing of the Company's financials. This change was reported in the Company's Report 8K Item 4.01 on April 9, 2014. While the Company's existing controls may be adequate at present, upon the commencement of flight revenue service, we intend to implement controls appropriate for airline operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not subject to any material pending legal proceedings as defined in 17 CFR 229.103 (Item 103) Regulation S-K We are, however, subject to various routine legal proceedings and claims incidental to our business which we believe will not have a material adverse impact on our financial position to complete FAA Certification and initiate revenue operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2014 we issued 241,465,662 shares of our common stock in exchange for cash. The shares were valued at $.0047 per share and reflected approximately 47% of the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

3.1.6 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on February 12, 2014). (as amended and filed on February 12, 2014). Incorporated by reference to Exhibit 3.1.6 as reported on Baltia Air Lines's Form 10-K filed April 15 2014.

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

10.2 - Letter evidencing agreement that engines identified in Exhibit 10.3 below may be removed from N705BL and installed on N706BL.  Incorporated by reference to Exhibit 10.5 to Company's 10-K/A for year 2010 as filed December 21, 2011. No engine lease agreement in effect. New contract pending. Engines insured by Baltia effective April 1, 2014 to April 1, 2015. Incorporated by reference to Exhibit 10.8.1 to Company's 10-K for year 2013 as filed April 15, 2014.

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

10.5 - Aircraft and/or Engine Maintenance Services Agreement between Kalitta Air, LLC and Baltia Air Lines, Inc., and Letter Agreement to Extend Aircraft Maintenance Service Agreement between Kalitta Air and Baltia Air Lines, Inc. effective December 24, 2013 until December 24, 2015 with 1-year extension with 60-day notice.Incorporated by reference to Exhibit 10.5 to Company's 10-K for 2013 filed April 15, 2014.

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

10.8 Certificate of Insurance, The Boeing Company and Boeing Commercial Airplanes insured, Hull, Aircraft and Airport Premises, including war perils, ground risks only, excluding passenger liabilities, effective January 8, 2013 to April 1, 2015.   Incorporated by reference to Exhibit 10.8 to Company's 10-K for 2013 filed April 15, 2014.

10.9 Kalitta Maintenance Agreement Certificate of Insurance, Kalitta Air, LLC insured, Hull & Liability ground only, Airport Premises, effective April 1, 2014 to April 1, 2015. Incorporated by reference to Exhibit 10.9 to Company's 10-K for 2013 filed April 15, 2014.

10.10 Certificate of Insurance, Port Authority of New York and New Jersey insured, Airport Premises, effective April 1, 2014 to April 1, 2015.Incorporated by reference to Exhibit 10.10 to Company's 10-K for 2013 filed April 15, 2014.

10.11 Premium Financing Agreement by Premium Assignment Corporation. Effective as of April 1, 2014 to April 1, 2015.

10.12 - John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.12.1 - Certificate of Insurance, JFK International Air Terminal LLC insured, Terminal 4 Leased space to Baltia Air Lines, Inc., effective April 1, 2014 to April 1, 2015. Incorporated by reference to Exhibit 10.12.1 to Company's 10-K for 2013 filed April 15, 2014.

10.13 - JFK Airport Building 151 Lease Agreement, between Japan Airlines Management Corp. and Baltia Air Lines, effective on September 1, 2011, valid through November 30, 2015. Incorporated by reference to Exhibit 10.13 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012 as filed April 16, 2013.

10.13.1 - Certificate of Insurance, Japan Airlines Management Corp. insured, Building 151 Sublease Agreement, effective April 1, 2014 to April 1, 2015. Incorporated by reference to Exhibit 10.13.1 to Company's 10-K for 2013 filed April 15, 2014.

10.14 - Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from June 1, 2013 until May 31, 2015.   Incorporated by reference to Exhibit 10.14 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.14.1 - Amendment to Willow Run Airport facility lease, effective October 13, 2013 to May 31, 2015.   Incorporated by reference to Exhibit 10.14.1 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.14.2 - Amendment to Willow Run Airport facility lease, effective February 2013 to May 21, 2015.   Incorporated by reference to Exhibit 10.14.2 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

10.14.3 - Certificate of Insurance, Wayne County Airport Authority insured, Airport Premises, effective April 1, 2014 to April 1, 2015. Incorporated by reference to Exhibit 10.14.3 to Company's 10-K for 2013 filed April 15, 2014.

10.15 - Pulkovo Airport facility SubLease Agreement between LLC Northern Capital Gateway and Baltia Air Lines, effective from March 1, 2013, auto renewed unless objected to by Sublessor.

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

10.17 - Purchase of Cessna Citation 500 aircraft N606KR, Incorporated by reference to Form 8-K filed May 21, 2013.

10.17.1 - Certificate of Insurance, Baltia Air Lines, Inc. insured, Cessna 500 N606KR to July 26, 2014.   Incorporated by reference to Exhibit 10.17.1 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

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

10.20 - B747 Aircraft Hull and Liability Binder - Renewal, Registration N706BL, Meadowbrook Insurance Group, effective April 1, 2014 to April 1, 2015.Incorporated by reference to Exhibit 10.20 to Company's 10-K for 2013 filed April 15, 2014.

10.21 - Purchase Report - T-500 A/C Tractor, Costal Engine Service (2013) Incorporated by reference to Exhibit 10.21 to Company's 10-K for 2013 filed April 15, 2014.

10.22 - Loan Agreement - Legal services rendered by International Business Law Firm PC to Baltia Air Lines, executed March 31, 2014. Incorporated by reference to Exhibit 10.22 to Company's 10-K for 2013 filed April 15, 2014.

10.23 - Workers Compensation and Employer Liability Insurance - CHUBB Group to Baltia Air Lines, executed March 31, 2014.

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

DATED: May 20, 2014

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

/s/ Igor Dmitrowsky Date: May 20, 2014
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 3.2

BALTIA AIR LINES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Igor Dmitrowsky Date: May 20, 2014
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)