Form 10-Q
period 2014-06-30
BALTIA AIR LINES INC
filed 2014-08-19
CIK 869187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly Period ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The number of shares of the registrant's common stock outstanding as of July 23, 2014 was 4,290,049,564.

Part I - Financial Information

Item 1 – Financial Statements:

Baltia Air Lines, Inc.
BALANCE SHEETS
(A Development Stage Company)

	June 30,	December 31,
	2014	2013
	(Unadudited)
ASSETS
Current assets
Cash	$301,229	$11,549

Total current assets	301,229	11,549

Property and equipment, net	2,237,972	1,794,486

Other assets:
Security deposit and other	318,683	317,293

Total assets	$2,857,884	$2,123,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,694,930	$621,208
Accrued interest	370,875	319,125
Deposits on common stock purchases	379,000	-

Total current liabilities	2,444,805	940,333

Noncurrent liabilities
Long-term debt, net of discount	1,150,000	1,150,000
Long-term accounts payables and accrued expenses	335,523	335,523

Total noncurrent liabilities	1,485,523	1,485,523

Total liabilities	3,930,328	2,425,856

Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 2,000,000 shares
authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 4,486,000,000 shares
authorized, 4,187,649,564 and 3,296,126,988 issued and
outstanding at June 30, 2014 and December 31, 2013, respectively	418,765	329,612
Additional paid-in capital	99,764,702	94,507,702
Deficit accumulated during development stage	(101,256,576)	(95,140,507)

Total stockholders' equity (deficit)	(1,072,444)	(302,528)

Total liabilities and stockholders' equity (deficit)	$2,857,884	$2,123,328

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF OPERATIONS
(A Development Stage Company)
(Unaudited)

					From
					Inception to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Cost and Expenses
General and admiinistrative	2,919,700	1,025,160	5,272,848	3,310,663	91,958,260
FAA certification costs	462,321	144,995	758,506	335,512	4,719,687
Training	-	-	-	-	225,637
Depreciation	13,973	4,359	27,952	8,480	414,380
Other	-				568,245
Interest	30,868	26,696	56,763	53,392	1,740,166
Loss on sale of assets	-	-	-	-	1,607,183

Total costs and expenses	3,426,862	1,201,210	6,116,069	3,708,047	101,233,558

Net loss befoe income taxes	(3,426,862)	(1,201,210)	(6,116,069)	(3,708,047)	(101,233,558)

Provision for income taxes	-	-	-	-	23,018

Deficit accumulated during development stage	$(3,426,862)	$(1,201,210)	$(6,116,069)	$(3,708,047)	$(101,256,576)

Net loss per weighted share,
basice and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares outstanding, basic and fully diluted	3,857,444,292	2,696,620,017	3,664,824,821	2,696,620,017

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLERS'S EQUTIY
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)	1,999,201

Stock issued and issuable for cash			115,776,464	11,578	4,365,876		4,377,454
Shares issued for services			252,658,491	25,266	14,984,584		15,009,850
Fair value of options issued as
loan incentive					92,745		92,745
Stock issued as loan incentive			6,800,000	680	201,552		202,232
Net loss						(19,394,527)	(19,394,527)

Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954

Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Shares issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)

Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590

Prior period adjustment			147,987,304	14,798	(14,798)		-
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Shares issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)

Balance, December 31, 2012	66,500	665	2,466,538,050	246,654	88,172,179	(88,272,311)	147,187

Stock issued and issuable for cash			701,621,438	70,162	4,062,352		4,132,514
Shares issued for services			127,967,500	12,796	2,273,171		2,285,967
Net loss						(6,868,196)	(6,868,196)

Balance, December 31, 2013	66,500	665	3,296,126,988	$329,612	$94,507,702	$(95,140,507)	$(302,528)

Stock issued and issuable for cash			789,032,326	78,903	3,867,097		3,946,000
Stock issued for services			107,990,250	10,799	1,449,753		1,460,552
Shares cancelled			(5,500,000)	(550)	(59,850)		(60,400)
Net loss						(6,116,069)	(6,116,069)

Balance, June 30, 2014	66,500	$665	$4,187,649,564	$418,765	$99,764,702	$(101,256,576)	$(1,072,444)

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			From
			Inception to
	Six Months Ended June 30,		June 30,
	2014	2013	2014

Cash flows from operations
Deficit accumulated during development stage	$(6,116,069)	$(3,708,047)	$(101,256,576)

Adjustment to reconcile deficit accumulated during development stage to cash used in operating activities:
Depreciation and amortization	27,952	4,359	414,380
Amortization of loan discount	-	-	294,977
Expenses paid issuance of common stock and options	1,400,152	1,528,290	60,835,861
Loss on sale of assets	-	-	1,607,183
Changes in operating assets and liabilities:
Prepaid expenses	-	-	400,301
Accounts payable and accrued expenses	1,125,472	(22,950)	5,552,811

Net cash used by operating activities	(3,562,493)	(2,198,348)	(32,151,063)

Cash flows from investing activities
Purchase of equipment	(471,437)	(5,000)	(4,341,083)
Proceeds from sale of assets		-	144,164
Security deposit	(1,390)	-	(318,683)

Net cash used by investing activities	(472,827)	(5,000)	(4,515,602)

Cash flows from financing activities
Proceeds from issuance of common stock	3,946,000	2,171,874	34,994,375
Cash overdraft	-	19,148	-
Deposits on common stock purchases	379,000	-	379,000
Proceeds from issuance of preferred stock	-	-	2,753
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)

Net cash provided by financing activities	4,325,000	2,191,022	36,967,894

Net increase (decrease) in cash	289,680	(12,326)	301,229
Cash, beginning of period	11,549	12,326	-
Cash, end of period	$301,229	$-	$301,229

Supplemental cash flow disclosures:
Cash paid during the year for interest	$5,000	$-

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Period ending June 30, 2014

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six month periods ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements

The financial statements have been presented in a “"development stage"” format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining FAA Certification from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities. There is no assurance the Company will commence operation in the future or that those operations will be profitable.

2. Earnings/Loss Per Share

Net loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. At June 30, 2014, there are no outstanding common stock equivalents.

3. Stockholders' Equity

Stock Issued for Services

During the Six Months Ended June 30, 2014, we issued 102,490,250 shares of our common stock in exchange for services. The shares were valued at $1,400,152 approximately $.013 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

During the Six Months Ended June 30, 2014, we issued 789,032,326 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $3,946,000 approximately $0.005 weighted average per share.

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

Interest accrued to June 30, 2014 is $379,000.

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

OVERVIEW

Baltia Air Lines, Inc. (the "Company" or "Baltia" or "Baltia Air Lines") is a Part 121 (heavy jet operator) start-up United States airline with Government fitness approval and is currently transitioning into Stage 3 of FAA Air Carrier Certification, which will be the final stage and consist of demonstration flights. Upon completion of the Air Carrier Certification, Baltia will commence scheduled non-stop service from its Base of Operations at Terminal 4, JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg.Baltia Air Lines, Inc. was organized in the State of New York on August 24, 1989.

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

RESULTS OF OPERATIONS

We had no revenues during the six Months Ended June 30, 2014 because we do cannot commence revenue flights until we complete the FAA certification, and cannot sell tickets until such time.

For the three month period ended June 30, 2014 and 2013, we reported general and administrative expenses of $2,919,700 and $1,025,160, respectively, an increase of $1,895,450. We reported a net loss of $3,426,862 and $1,201,210, for the six months ended June 30, 2014 and 2013, respectively, an increase of $2,225,652, or 185%.

This increase is primarily attributable to a $1,895,450 increase in general and administrative expenses, a $317,326 increase in FAA certification costs, a $9,614 increase in depreciation expense, and a $4,172 increase in interest expense.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon us beginning flight operations. The management believes that the Company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit during its development stage of approximately $101,256,576 million and consumed approximately $32,151,063 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2014. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2014, our working capital deficit was $2,143,576 and our stockholders' deficit was $1,072,44. Our stockholders' deficit balance at June 30, 2014 was $1,072,444, compared to a $302,528 stockholders' deficit reported at deficit at June 30, 2013, an increase in stockholders' deficit of $769,916.

For the six months ended June 30, 2014 and 2013, our financing activities provided cash of $4,325,000 and $2,191,022, respectively, primarily from the sale of our common stock. Our unrestricted cash balance increased to $301,229 at June 30, 2014 from $11,549 reported at December 31, 2013.

We had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Baltia plans to initiate its scheduled service with nonstop flights from New York to St.Petersburg, Russia. The current economic sanctions on Russia may impact the passengers, cargo and mail carried on those flights.

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2014, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2014, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2014 we issued 789,032,326 shares of our common stock in exchange for cash. The shares were valued at $.005 per share and reflected approximately 50% of the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability

All of the above issuances were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates or executive officers of the Company, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

3. CORPORATE CERTIFICATES AND BYLAWS

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

3.1.7 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on June 18, 2014).

3.1.8 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on July 20, 2014).

3.2 Bylaws of Baltia Air Lines, Inc. (amended and ratified November 7, 2011)   Incorporated by reference to Exhibit 3.2.2 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

10. MATERIAL CONTRACTS

10.1. - Fuel supply Agreement between Joint Stock Company “SOVEX” and Baltia Air Lines, Inc. with Appendix I and Appendix II, valid as of 12/01/2013 to 12/31/2014.

10.2 - Amendment II - Aircraft Engine Lease Agreement, Logistic Air Inc., executed May 15, 2014, effective through February 1, 2015, (amending Engine Lease Agreement between Logistic Air, Inc. and Baltia Air Lines, Inc. dated January 15, 2010, Incorporated by reference to Exhibit 10.6 on Company's Form 10K/A for the year ended December 31, 2010 as filed April 12, 2012).

10.3 - Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.  Incorporated by reference to Exhibit 10.7 to Company's 10-K/A for year 2010 as filed December 21, 2011 effective to January 14, 2015.

10.4 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2014 through May 31, 2016.

10.5 - Aircraft and/or Engine Maintenance Services Agreement between Kalitta Air, LLC and Baltia Air Lines, Inc., and Letter Agreement to Extend Aircraft Maintenance Service Agreement between Kalitta Air and Baltia Air Lines, Inc. effective December 24, 2013 until December 24, 2015 with 1-year extension with 60-day notice. Incorporated by reference to Exhibit 10.5 to Company's 10-K for 2013 filed April 15, 2014.

10.6 - First Amendment to Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. dated January 15, 2010, and effective to January 15, 2015.  Incorporated by reference to Exhibit 10.10 to Company's 10-Q/A for 3rd quarter 2011, corrected and filed March 29, 2012.

10.7 Lockton Aircraft Hull, Spares and Airline Legal Liability Insurance, Baltia Air Lines, Inc. insured, effective June 15, 2014 to June 15, 2015.

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

10.10 Certificate of Insurance, Port Authority of New York and New Jersey insured, Airport Premises, effective April 1, 2014 to April 1, 2015. Incorporated by reference to Exhibit 10.10 to Company's 10-K for 2013 filed April 15, 2014.

10.11 Premium Financing Agreement by Premium Assignment Corporation. Effective as of April 1, 2014 to April 1, 2015. Incorporated by reference to Exhibit 10.11 to Company's 10-Q for period ending March 30, 2014, filed May 20, 2014

10.12 - John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

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

10.15 - Pulkovo Airport facility SubLease Agreement between LLC Northern Capital Gateway and Baltia Air Lines, effective from March 1, 2013, auto renewed unless objected to by Sublessor. Incorporated by reference to Exhibit 10.15 to Company's 10-Q for period ending March 30, 2014, filed May 20, 2014

10.16 - Contract affirmed by Board resolution affirming Agreements between the Company and its officers agreeing not to sell the shares issued to them until the Company receives FAA Certification and commence its revenue flights. Incorporated by reference to Exhibit 10.16 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

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

10.20 - B747 Aircraft Hull and Liability Binder - Renewal, Registration N706BL, Meadowbrook Insurance Group, effective April 1, 2014 to April 1, 2015. Incorporated by reference to Exhibit 10.20 to Company's 10-K for 2013 filed April 15, 2014.

10.21 - Purchase Report - T-500 A/C Tractor, Costal Engine Service (2013) Incorporated by reference to Exhibit 10.21 to Company's 10-K for 2013 filed April 15, 2014.

10.22 - Loan Agreement - Legal services rendered by International Business Law Firm PC to Baltia Air Lines, executed June 30, 2014. Incorporated by reference to Exhibit 10.22 to Company's 10-K for 2013 filed April 15, 2014.

10.23 - Workers Compensation and Employer Liability Insurance - CHUBB Group to Baltia Air Lines, executed June 30, 2014, effective February 6, 2014 to February 6, 2015. Incorporated by reference to Exhibit 10.23 to Company's 10-Q for period ending March 30, 2014, filed May 20, 2014.

CERTIFICATIONS

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

DATED: August 19, 2014

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

/s/ Igor Dmitrowsky
------------------------ Date: August 19, 2014
Igor Dmitrowsky
Chief Executive Officer and
Chief Financial Officer
(principal accounting officer)

EXHIBIT 31.2

BALTIA AIR LINES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. ("the “Company”") on Form 10-Q for the period ended June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ssd.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Igor Dmitrowsky
------------------------  Date: August 19, 2014
Igor Dmitrowsky
Chief Executive Officer and
Chief Financial Officer
(principal accounting officer)