Form 10-Q
period 2014-09-30
BALTIA AIR LINES INC
filed 2014-11-19
CIK 869187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly Period ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The number of shares of the registrant's common stock outstanding as of November 17, 2014 was 5,244,875,520

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements:

Baltia Air Lines, Inc.

BALANCE SHEET

(A Development Stage Company)

	September 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets
Cash	$29,556	$11,549
Total current assets	29,556	11,549
Property and equipment, net	2,330,107	1,794,486

Other assets:
Security deposit and other	318,683	317,293
Total assets	$2,678,346	$2,123,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Short-term borrowings	$81,000	$-
Accounts payable and accrued expenses	1,983,447	621,208
Accrued interest	396,750	319,125
Deposits on common stock purchases	274,000	-
Total current liabilities	2,735,197	940,333

Noncurrent liabilities
Long-term debt, net of discount	1,150,000	1,150,000
Long-term accounts payable and accrued expenses	335,523	335,523
Total noncurrent liabilities	1,485,523	1,485,523
Total liabilities	4,220,720	2,425,856

Stockholders' equity (deficit)

Preferred stock, $0.01 par value; 2,000,000 shares
authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 4,986,000,000 shares
authorized, 4,931,886,341 and 3,296,126,988 issued and
outstanding at September 30, 2014 and December 31, 2013, respectively	493,189	329,612
Additional paid-in capital	104,648,122	94,507,702
Deficit accumulated during development stage	(106,684,350)	(95,140,507)
Total stockholders' equity (deficit)	(1,542,374)	(302,528)
Total liabilities and stockholders' equity (deficit)	$2,678,346	$2,123,328

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF OPERATIONS
(A Development Stage Company)
(Unaudited)

					From
	Three Months Ended		Nine Months Ended		Inception to
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014

Revenue	$-	$-	$-	$-	$-

Cost and Expenses

General and administrative	4,361,613	889,476	9,634,461	4,200,139	96,319,873
FAA certification costs	1,025,986	129,545	1,784,492	465,057	5,745,673
Training	-	-	-		225,637
Depreciation	14,071	4,122	42,023	12,602	428,451
Other	-				568,245
Interest	26,104	26,696	82,867	80,088	1,766,270
Loss on sale of assets	-	-			1,607,183

Total costs and expenses	5,427,774	1,049,839	11,543,843	4,757,886	106,661,332

Net loss before income taxes	(5,427,774)	(1,049,839)	(11,543,843)	(4,757,886)	(106,661,332)

Provision for income taxes	-	-	-	-	23,018

Deficit accumulated during development stage	$(5,427,774)	$(1,049,839)	$(11,543,843)	$(4,757,886)	$(106,684,350)

Net loss per weighted share, basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and fully diluted	4,611,259,608	2,919,146,940	3,982,218,192	2,881,654,749

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLERS'S EQUTIY
(Unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)	1,999,201

Stock issued and issuable for cash			115,776,464	11,578	4,365,876		4,377,454
Shares issued for services			252,658,491	25,266	14,984,584		15,009,850
Fair value of options issued as
loan incentive					92,745		92,745
Stock issued as loan incentive			6,800,000	680	201,552		202,232
Net loss						(19,394,527)	(19,394,527)

Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954

Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Shares issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)

Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590

Prior period adjustment			147,987,304	14,798	(14,798)		-
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Shares issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)

Balance, December 31, 2012	66,500	665	2,466,538,050	246,654	88,172,179	(88,272,311)	147,187

Stock issued and issuable for cash			701,621,438	70,162	4,062,352		4,132,514
Shares issued for services			127,967,500	12,796	2,273,171		2,285,967
Net loss						(6,868,196)	(6,868,196)

Balance, December 31, 2013	66,500	665	3,296,126,988	$329,612	$94,507,702	$(95,140,507)	$(302,528)

Stock issued and issuable for cash			1,450,613,042	145,061	6,971,977		7,117,038
Stock issued for services			190,646,311	19,065	3,228,293		3,247,358
Shares cancelled			(5,500,000)	(550)	(59,850)		(60,400)
Net loss						(11,543,843)	(11,543,843)

Balance, September 30, 2014	66,500	$665	4,931,886,341	$493,189	$104,648,122	$(106,684,350)	$(1,542,374)

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			From
	Nine Months Ended		Inception to
	September 30,		September 30,
	2014	2013	2014

Cash flows from operations
Deficit accumulated during development stage	$(11,543,843)	$(4,757,886)	$(106,684,350)
Adjustment to reconcile deficit accumulated during
development stage to cash used in operating activities:
Depreciation and amortization	42,023	12,602	428,451
Amortization of loan discount			294,977
Expenses paid issuance of common stock and options	3,186,958	1,664,050	62,622,667
Loss on sale of assets		-	1,607,183
Changes in operating assets and liabilities:
Prepaid expenses		-	400,301
Accounts payable and accrued expenses	1,439,864	(244,497)	5,867,203
Net cash used by operating activities	(6,874,998)	(3,325,731)	(35,463,568)

Cash flows from investing activities
Purchase of equipment	(577,643)	(40,018)	(4,447,289)
Proceeds from sale of assets		-	144,164
Security deposit	(1,390)	-	(318,683)
Net cash used by investing activities	(579,033)	(40,018)	(4,621,808)

Cash flows from financiang activities

Proceeds from issuance of common stock	7,117,038	3,408,014	38,165,413
Proceeds from short-term borrowings	81,000		81,000
Cash overdraft	-	-	-
Deposits on common stock purchases	274,000	-	274,000
Proceeds from issuance of preferred stock			2,753
Loans from related parties			1,351,573
Repayment of related party loans	-		(368,890)
Principal payments on long-term debt	-		1,109,183
Acquisition of treasury stock	-		(500,100)
Net cash provided by financing activities	7,472,038	3,408,014	40,114,932

Net increase (decrease) in cash	18,007	42,265	29,556
Cash, beginning of period	11,549	12,326	-
Cash, end of period	$29,556	$54,591	$29,556

Supplemental cash flow disclosures:
Cash paid during the year for interest	$5,000	$-

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc. (A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Period ending September 30, 2014

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine month periods ended September 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements

The financial statements have been presented in a development stage format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining FAA Certification from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities. There is no assurance the Company will commence operation in the future or that those operations will be profitable.

2. Earnings/Loss Per Share

Net loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. At September 30, 2014, there are no outstanding common stock equivalents.

3. Stockholders' Equity

Stock Issued for Services

During the nine months ended September 30, 2014, we issued 190,646,311 shares of our common stock in exchange for services. The shares were valued at $3,247,358, approximately $0.02 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

During the nine months ended September 30, 2014, we issued 1,450,613,042 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $7,117,038, approximately $0.050 weighted average per share.

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

Interest accrued to September 30, 2014 is $396,750.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Baltia Air Lines, Inc. (the "Company" or "Baltia" or "Baltia Air Lines") is a certifying Part 121 (heavy jet operator) start-up United States airline with U.S. Government fitness approval and is currently in Stage 3 of FAA Air Carrier Certification, which is the final stage and includes demonstration flights. Upon completion, Baltia anticipates commencing scheduled non-stop service from JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg, Russia. Baltia Air Lines, Inc. was organized in the State of New York on August 24, 1989.

On January 5, 2009, in its Order 2009-3-7, the U.S. Department of Transportation (DOT) certified Baltia Air Lines as fit, willing and able to engage in foreign scheduled air transportation of persons, property, and mail, subject principally to obtaining an Air Carrier Certificate and Operations Specifications from the Federal Aviation Administration (collectively “FAA certification”). In the DOT certification, Baltia was awarded route 890 from JFK International Airport, New York, New York to Pulkovo International Airport, St. Petersburg, Russia. Upon completing FAA certification Baltia is also authorized to operate worldwide charter services. Baltia had filed its application with the DOT in October 2007.

In the last quarter of 2010, we purchased a Boeing 747 aircraft from Kalitta Air. On October 23, 2014, the final C4 check was completed and the B747 aircraft passed inspection. Baltia carries $100,000,000 aircraft liability insurance, generally ground only, of which $10 million is through State National Insurance Co. and $90 million through Lloyds of London. Baltia is in the process of adding flight risk insurance of one billion dollars US ($1,000,000,000) prior to initiating flight. The Company will carry airline liability insurance as required for a US airline by DOT regulation.

Baltia intends to provide full service, i.e. passenger, cargo and mail. An agreement between the United States and Russia controls air transport of passengers and cargo between the two countries. Only U.S. airlines and Russian airlines are permitted to fly nonstop between the two countries. Currently no U.S. or Russian carrier is providing non-stop service between New York and St. Petersburg. Connecting service is provided mainly by third-nation carriers individually and in code shares with U.S. carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, and Swiss International also provide service. However, as third-nation carriers, each must make an intermediate stop in its respective country (Helsinki, Frankfurt, Stockholm, Copenhagen, etc.). Delta and two Russian airlines, Aeroflot and Transaero, currently operate non-stop between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia intends to apply.

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

Baltia intends to provide First, Business, and Voyager Class passenger accommodations. Baltia's passenger market strategy is tailored to particular preferences of the various segments of its customer base, with marketing attention particularly focused on American business travelers with interests in Russia who require high quality, non-stop service from the US to Russia. Soon after the inauguration of flight service, Baltia plans to implement its frequent flyer program. As the marketing matures, Baltia plans to advertise to the general public throughout the US, and in Russia. Baltia also plans to sponsor selected industry and trade events in the US and in St. Petersburg.

Baltia intends to establish customer service and reservations centers in New York and in St. Petersburg, to list Baltia's schedules and tariffs in the Official Airline Guide, and to provide world-wide access to reservations on Baltia's flights through a major Computer Reservations and Ticketing System ("CRS"). The Company intends to activate its reservations service when the DOT issues its order authorizing Baltia to sell tickets (expected to be approximately 30 to 45 days before the inaugural flight). Baltia has identified the following market segments in the U.S.-Russia market: (i) Business Travelers, (ii) General Tourism, (iii) Ethnic Travelers, (iv) Special Interest Groups, (v) Professional Exchanges, and (vi) Government and Diplomatic Travel.

Baltia believes that the its non-stop service will be superior to the stop-over service currently offered by third-nation airlines. A comparison between the two services with respect to passenger convenience and cargo transport efficiency is set forth below.

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

Using its Boeing 747 true wide-body aircraft, the Company is able to provide container, pallet, and block space cargo carriage. The Company expects to carry contract cargo for express shippers and plans to market its own “Baltia Courier”, “Baltia Express”, and “Baltia Priority” express service for letters and packages. The Company also expects revenues from diplomatic mail and cargo, under the Fly America Act.

The Company has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg. As a carrier designated under the U.S.-Russia agreement, Baltia is eligible to receive the same benefits in St. Petersburg that a Russian designated carrier receives when arriving in the US.

The Company intends to start the JFK-St. Petersburg service with one round-trip flight per week with progressive frequency increases to ultimately providing daily round trips. Following the commencement of service on the JFK-St. Petersburg route, Baltia's objective is to develop its route network to Russia, Latvia, Ukraine, and Belarus. Once established, the Company plans to build operating modules and apply them in developing new markets.

Additional revenues from charter flying: Following certification, the Company plans to utilize aircraft time available between scheduled service to earn additional revenues from charters and may include qualifying our aircraft for military contracts.

Since inception, the Company has been in the business of obtaining the requisite certifications of which FAA certification, alone, remains pending. The Company initiated FAA certification in New York. In December 2013, the Company terminated that process and re-initiated FAA certification in Michigan where its Base of Operations is established. On October 10, 2014, the Company passed Gate II and is currently in the third and final phase of FAA certification. Upon completion of FAA certification, Baltia will be an operating airline in the business of air transportation of passengers, cargo and mail.

As of September 30, 2014, the Company has a staff of seventy, primarily private contractors specializing in certification. Upon commencing the business of air carriage, Baltia expects to employ certain of those professional contractors who have qualified under the FAA certification procedure and have extensive major U.S. airline experience in aircraft maintenance, airline operations, airline regulatory compliance, reservation, information technology, passenger service and administration.

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

RESULTS OF OPERATIONS

We had no revenues during the nine months ended September 30, 2014 because we do cannot commence revenue flights until we complete the FAA certification, and cannot sell tickets until such time.

For the three month period ended September 30, 2014 and 2013, we reported general and administrative expenses of $4,361,613 and $889,476, respectively, an increase of $3,472,137, or 390%. We reported a net loss of $5,427,774 and $1,049,839, for the three months ended September 30, 2014 and 2013, respectively, an increase of $4,377,935, or 417%. This is primarily attributable to an increase of approximately $1,787,000 in common stock issued for services, an increase of $349,000 in contract costs, a $401,000 increase in insurance expense, and a $372,000 increase in compensation related expenses; these and other general administrative expenses have increased, when compared to prior periods, because of the need for the Company to ramp up its overall operations as it enters into the final stages of its certification process. In addition to the increase in general and administrative expenses, FAA certification costs increased $896,441, for the same reason general and administrative expenses increased during the three month period ended September 30, 2013.

For the nine month period ended September 30, 2014 and 2013, we reported general and administrative expenses of $9,634,461 and $4,200,139, respectively, an increase of $5,434,322, or 129%. We reported a net loss of $11,543,843 and $4,757,886, for the nine months ended September 30, 2014 and 2013, respectively, an increase of $6,785,957, or 143%. This is primarily attributable to an increase of approximately $1,533,000 in common stock issued for services, an increase of $691,000 in contract costs, a $175,000 increase in insurance expense, a $568,000 increase in compensation related expenses, and a $133,000 increase in professional fees; these and other general administrative expenses have increased, when compared to prior periods, because of the need for the Company to ramp up its overall operations as it enters into the final stages of its certification process. In addition to the increase in general and administrative expenses, FAA certification costs increased $1,319,000, for the same reason general and administrative expenses increased during the nine month period ended September 30, 2013.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon our beginning flight operations. The management believes that the Company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit during its development stage of approximately $ 106,684,350 million and consumed approximately $35,463,568 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2014. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of September 30, 2014, our working capital deficit was $2,705,641 and our stockholders' deficit was $1,542,374. Our stockholders' equity balance at September 30, 2013 was $461,365, compared to the $1,542,374 stockholders' deficit reported as of September 30, 2014, an increase in stockholders' deficit of $2,003,739.

Our operating activities utilized $6,874,998 in cash during the nine months ended September 30, 2014, an increase of $3,549,267 from the $3,325,731in cash utilized in operating activities during the nine months Ended September 30, 2013.

For the nine months ended September 30, 2014 and 2013, our financing activities provided cash of $7,472,038 and $3,408,014, respectively, primarily from the sale of our common stock. Our unrestricted cash balance decreased to $29,566 at September 30, 2014 from $54,591 reported at September 30, 2013.

We had no significant planned capital expenditures, budgeted or otherwise, as of September 30, 2014

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Baltia plans to initiate its scheduled service with nonstop flights from New York to St.Petersburg, Russia. The current economic sanctions on Russia may impact the passengers, cargo and mail carried on those flights.

Item 4T. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2014, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2014, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There has been no change in our internal controls and other factors, other than as reported in the previous quarter's 10-Q and Company's Report 8K Item 4.01 on April 9, 2014. While the Company's existing controls may be adequate at present, upon the commencement of flight revenue service, we intend to implement controls appropriate for airline operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2014, we issued 1,450,613,042 shares of our common stock in exchange for cash. The shares are not registered, subject to restrictions as to transferability, were valued at $0.005 per share and reflect approximately 22% of the unrestricted share market value at the time of issuance.

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

3.1.7 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on June 18, 2014).Incorporated by reference to Exhibit 3.1.7 as reported on Baltia Air Lines's Form 10-Q for period ending June 30, 2014, filed August 19, 2014.

3.1.8 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on July 20, 2014).Incorporated by reference to Exhibit 3.1.8 as reported on Baltia Air Lines's Form 10-Q for period ending June 30, 2014, filed August 19, 2014.

3.2 Bylaws of Baltia Air Lines, Inc. (amended and ratified November 7, 2011)   Incorporated by reference to Exhibit 3.2.2 to Baltia Air Lines Inc.'s reported on Form 10-K, 21 Dec 2011 from the year ended December 31, 2010.

10. MATERIAL CONTRACTS

10.1. - Fuel supply Agreement between Joint Stock Company "SOVEX" and Baltia Air Lines, Inc. with Appendix I and Appendix II, valid as of 12/01/2013 to 12/31/2014. Incorporated by reference to Exhibit 10.1 to Company's Form 10-Q for period ending June 30, 2014, filed August 19, 2014.

10.2 - Amendment II - Aircraft Engine Lease Agreement, Logistic Air Inc., executed May 15, 2014, effective through February 1, 2015. Incorporated by reference to Exhibit 10.2 to Company's Form 10-Q for period ending June 30, 2014, filed August 19, 2014.

.

10.3 - Product and Services Agreements between Navtech Systems Support Inc. and Baltia Air Lines, Inc. Dated January 15, 2010 with confidential portion omitted and filed separately with the Commission pursuant to a request for confidential treatment.  Incorporated by reference to Exhibit 10.7 to Company's 10-K/A for year 2010 as filed December 21, 2011 effective to January 14, 2015.

10.4 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2014 through May 31, 2016. Incorporated by reference to Exhibit 10.4 to Company's Form 10-Q for period ending June 30, 2014, filed August 19, 2014.

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

10.7 Lockton Aircraft Hull, Spares and Airline Legal Liability Insurance, Baltia Air Lines, Inc. insured, effective June 15, 2014 to June 15, 2015.   Incorporated by reference to Exhibit 10.7 to Company's Form 10-Q for period ending June 30, 2014, filed August 19, 2014.

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

10.17 - Purchase of Cessna Citation 500 aircraft N606KR. Incorporated by reference to Form 8-K filed May 21, 2013.

10.17.1 - Certificate of Insurance, Baltia Air Lines, Inc. insured, Cessna 500 N606KR to July 26, 2014.   Incorporated by reference to Exhibit 10.17.1 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013. (NOTE: Aircraft currently not being operated.)

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

10.24 – Cargo Handling at JFK – Cargo Airport Services USA and Baltia, valid to 1 January 2017 and continued annually until one party serves the other party with written notice not to renew.

10.25 - Security Service at JFK – FJC Security Services, Inc., valid to 9/18/15 with automatic annual renewal unless one party serves the other party with written notice not to renew.

10.26- Ground Handling at JFK - Swissport Agreement, Standard IATA Agreement of 1998 Ramp and Passenger Handling valid to May 16, 2017.

10.27- Maintenance Services Agreement, Standard IATA Agreement of 1998 with F&E Maintenance valid to May 16, 2017.

10.28 - Fuel Agreement, World Fuel Services Inc., valid to September 1, 2016.

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

DATED: November 19, 2014

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

/s/ Igor Dmitrowsky
------------------------ Date: November 19, 2014
Igor Dmitrowsky
Chief Executive Officer and
Chief Financial Officer
(principal accounting officer)

EXHIBIT 31.2

BALTIA AIR LINES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. ("the “Company”") on Form 10-Q for the period ended September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Igor Dmitrowsky
------------------------ Date: November 19, 2014
Igor Dmitrowsky
Chief Executive Officer and
Chief Financial Officer
(principal accounting officer)