Form 10-K
period 2014-12-31
BALTIA AIR LINES INC
filed 2015-04-15
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Mark One
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2014 is $42,085,431
The number of shares of the registrant's common stock outstanding as of March 20, 2015 was 5,806,560,449

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

PART I

Item 1. Business.

Baltia Air Lines, Inc. (the "Company" or "Baltia" or "Baltia Air Lines"), a Part 121 (heavy jet operator) start-up United States airline with headquarters at JFK International Airport, New York, and base of operations on the Willow Run Airport, Ypsilanti, Michigan. The FAA Eastern Michigan FISDO has oversight of Baltia's Air Carrier Certification and operations. Upon completion of the Certification, Baltia will commence scheduled non-stop service from JFK Int'l Airport to Pulkovo II Int'l Airport of St. Petersburg. Baltia Air Lines, Inc. was organized in the State of New York on August 24, 1989.

In the last quarter of 2010, Baltia purchased a Boeing 747 aircraft from Kalitta Air.

Baltia carries $500,000,000 aircraft liability insurance and will carry airline liability insurance as required for a US airline by DOT regulation.

Following the commencement of service on the JFK-St. Petersburg route, Baltia's objective is to develop its route network to Russia, Latvia, Ukraine, and Belarus.

Baltia intends to provide full service, i.e. passenger, cargo and mail.

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, Ukraine Airlines and Swiss International also provide service. United Airlines code shares with Swiss International and Lufthansa flights into St. Petersburg. Delta and two Russian airlines, Aeroflot and Transaero, currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non- stop competitive air transportation service on the routes for which Baltia intends to apply.

A comparison of direct and connecting services with respect to passenger convenience and cargo transport efficiency is set forth below.

BALTIA - US flag, non-stop service:

With non-stop service, a passenger can fly from JFK to St. Petersburg in about 8 hours in a Boeing B747 wide body airplane. Cargo arrives containerized, palletized, and secure.

Foreign, connecting service:

With connecting service, it would take a passenger 10 to 18 hours to fly through Helsinki, Copenhagen, Moscow, or Frankfurt. In addition, passengers must change to narrow-body aircraft at a layover airport. Cargo is "broken up" and manually loaded onto narrow-body aircraft, or trucked from Helsinki.

Baltia intends to initiate service with its Boeing 747 wide-body aircraft carrying three-class passengers, mail and cargo in containers, on pallets, and in block space arrangements. Baltia has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

Baltia intends to start the JFK-St. Petersburg service with one round- trip flight per week, then increase the frequency to three round trips, and then to five round trips.

Baltia plans to build operating modules and apply them in developing new markets. Once established, Baltia plans to duplicate its JFK-St. Petersburg standards on flights on other transatlantic routes.

Concurrently with its Part 121 Air Carrier Certification ("Part 121") for scheduled service, Baltia is certifying for world-wide charter service, opening the opportunity to earn additional revenues from charters.

As of December 31, 2014, Baltia's staff of thirty-one includes professionals with airline experience.

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

None.

Item 4. Reserved

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2013 and 2014. These quotations reflect inter-dealers prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low
March 31, 2013	.04	.01
June 30, 2013	.03	.02
September 30, 2013	.02	.01
December 31, 2013	.02	.01
March 31, 2014	.04	.01
June 30,2014	.03	.02
September 30, 2014	.02	.01
December 31, 2014	.02	.01

The Company currently estimates that there are approximately 5,400 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

Baltia plans to increase its fleet of airplanes after initiating revenue service but currently has no specific equity purchase plan, written purchase, savings, option, bonus, appreciation, profit sharing, thrift, incentive, or pension.

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

Baltia is currently in Phase III of the FAA Air Carrier Certification. Upon completion of the Air Carrier Certification, Baltia intends to commence scheduled non-stop service from its Base of Operations at Terminal 4, JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has minimum cash available for payment of ongoing operating expenses and it has incurred operating losses and experienced negative cash flows from operations since inception. The Company has funded its activities through December 31, 2014 almost exclusively from debt and equity financings. For the years ended December 31, 2014 and 2013, the Company raised approximately $9.9 and $4.1 million, respectively, from private placements, funds needed to continue with the certification process, a process that must be completed before it can commence revenue service. In addition to raising funds from private placements, the Company issued common stock to pay certain operating expenses.

The Company's operational success may be dependent upon its timely procuring significant external debt and/or equity financing to fund its immediate and nearer-term operations, and subsequently realizing operating cash flows from ticket sales sufficient to sustain its longer-term operations and growth initiatives.

PLAN OF OPERATION

As indicated above, we continued to finance our operations through the issuance of our common stock during 2013 and 2014. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $700,000-$1,000,000. At the time flight service is inaugurated, the Company plans to employee approximately 30 management and 50 crew members and staff.

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

The Company complies with FASB ASC Topic 718 Compensation - Stock Compensation, whichestablishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. FASB ASC Topic 718 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FASB ASC Topic 718 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award the requisite service period (usually the vesting period). No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Our primary type of share-based compensation consists of stock-based awards. We use the fair value method in accordance with ASC 718. We also may use stock options. We use the Black-Scholes option pricing model in valuing options. No stock options were issued during the year ended December 31, 2014. All outstanding stock options were canceled in 2012.

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

In accordance with GAAP, The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months

Generally, the tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2011.

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2013 and 2014, because (1) we did not fly aircraft in passenger, charter, or freight service, and (2) we could not sell tickets for those services

For the years ended December 31, 2014 and 2013, general and administrative expenses were $13,820,392 and $5,910,517, respectively, an increase of $7,909,875, or 133.8%. This increase resulted from the general and administrative costs incurred in connection with aircraft maintenance.

FAA certification costs increased $585,216, or 71.8% for the year ended December 31, 2014 from $814,982 reported for the year ended December 31, 2013. This increase resulted from the additional costs incurred for FAA certification activities in connection the air certification process.

We reported net losses of $15,403,415 and $6,868,196 for the years ended December 31, 2014 and 2013, respectively, an increase of $8,535,219 or 125%. This increase is primarily attributable to the $7,909,875 increase in general and administrative expenses and the $585,216 increase in FAA certification costs.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2014, we had cash of $185,613 an increase of $174,064 from the cash balance of $11,549, reported at December 31, 2013. At December 31, 2014, our stockholders' deficit was $1,777,773, an increase of $1,475,245 from the stockholders' deficit balance of $302,528 reported at December 31, 2013.

Our operating activities utilized $9,140,945 in cash during the fiscal year ended December 31, 2014, an increase of $5,047,672 from the $4,093,273 in cash utilized during the fiscal year ended December 31, 2013.

Our financing activities provided $9,894,043 and $4,132,514 in cash during the fiscal year ended December 31, 2014 and 2013, respectively.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2014, except continuous support in air carrier certification activities.

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

On April 9, 2015, Baltia's independent auditor, Mr. Terry L. Johnson, having completed his financial reports for the audit, advised the Company that he was unable to certify the filing. The Company could not complete a new audit prior to the deadline.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014.  Based on this evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table summarizes certain information with respect to the executive officers and directors of the board :

Name	Age	Position
Igor Dmitrowsky	60	President, CEO, CFO, Chairman of the Board
Russell Thal	81	Executive Vice President
Barry Clare	56	Vice President Finance
Walter Kaplinsky	77	Secretary, Director
Andris Rukmanis	53	Vice President Europe, Director
Vick Luis Bolanos	55	Director

Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

A. Board of Directors:

Igor Dmitrowsky

Igor Dmitrowsky, chairman and president, chief executive officer and CFO, founded the Company in August 24, 1989. Managing daily operations of the Company has been his full-time occupation and executive profession throughout those years.

No organization to which Mr. Dmitrowsky has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines.

Walter Kaplinsky

Walter Kaplinsky is a retired engineer and has been director and corporate secretary since 1993. No organization to which Mr. Kaplinsky has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines.

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

Vick Luis Bolanos

Vick Luis Bolanos, has served as director since 2009. He is, and has been, president and chairman of Eastern Construction & Electric, Inc. throughout those years. No organization to which Mr. Bolanos has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines.

B. Executive Officers In Addition to Mr. Dmitrowsky, Mr. Kaplinsky, and Mr. Rukmanis:

Russell Thal

Russell Thal, executive vice president, joined the Company in year 2000 and has since been working for Baltia. No organization to which Mr. Thal has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc.

Barry Clare

Barry Clare, vice president of finance, joined the Company in 2006 and has been working with Baltia since 2006. No organization to which Mr. Clare has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc.

C. Nominations for Director:

No recent nominations.

Item 11. Executive Compensation.

Minimal weekly base salaries of $500 plus bonuses have been paid to executive officers commencing the second quarter of fiscal year ended December 31, 2014. No executive officer was paid a base salary in fiscal year ended December 31, 2013. During the fiscal year ended December 31, 2014, no executive options were granted.

During the fiscal year ended December 31, 2014, no executive stock options were issued or exercised.

No shares were issued to executive officers in 2014.

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

SUMMARY COMPENSATION TABLE

Name & Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards* ($) (e)	Option awards* ($) (f)	Non-equity incentive plan compensation ($) (g)	Change in Pension Value and Non-qualified deferred compensation ($) (h)	All Other Compensation ($)** (i)	Total ($) (j)
Igor Dmitrowsky President, CEO	2014 2013	$ 19,600 0	$ 102,000 0	$ 0 180,000	$ 0 0	$ 0 0	$ 0 0	$ 0 27,853	$ 121,600 207,853
Barry Clare Vice-President	2014 2013	$ 20,850 0	$ 0 0	$ 0 16,200	$ 0 0	$ 0 0	$ 0 0	$ 748,511 443,550	$ 769,361 459,730
Russell Thal Vice-President	2014 2013	$ 83,800 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 24,000 46,500	$ 107,800 46,500
Walter Kaplinsky Secretary	2014 2013	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 11,968 15,800	$ 11,968 15,800
Andris Rukmanis VP, Europe	2014 2013	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0

* These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. The fair value of these equity awards on the date of grant was approximately $0 and $196,200 for stock awards for the years ended December 31, 2014 and 2013, respectively.

** During the year ended December 31, 2013, Mr. Dmitrowsky was charged additional compensation of $15,000, which represents one-hundred percent of the rent the Company paid for its original corporate headquarters. In addition, during the years ended December 31, 2014 and 2013, Mr. Dmitrowsky received salary and other compensation of $121,600 and $12,853 respectively for services provided to the Company.

** Mr. Clare was paid salary and other compensation of $769,361 and $427,350 for the years ended December 31, 2014 and 2013, respectively, which represents amounts paid him in connection with the raise of new equity capital.

** Russell Thal earned salary and other compensation of $107,800 and $46,500 for services provided the Company during the years ended December 31, 2014 and 2013.

** Mr. Kaplinsky was paid additional compensation of $11,968 and $15,800 for services provided the Company during the years ended December 31, 2014 and 2013.

EMPLOYMENT AGREEMENTS

The Company has no individual employment agreements with any of its executive officers or employees.

Future Compensation of Executive Officers

The board of directors approves salaries for the Company's executive officers as well as the Company's overall salary structure. For year one following commencement flight operations, the rate of compensation for the Company's executive officers is expected to be: president $420,000, executive vice president $230,000, vice president-finance $270,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2014, there were 5,582,213,346 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2014, the ownership of the Company's Common Stock by (i) each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

Directors and Officers	Common Shares Beneficially Owned	Percent of Total Outstanding, %
Igor Dmitrowsky 63-26 Saunders St., Suite 7-I Rego Park, NY 11374	797,662,766	14.29
Russell Thal 26 Ridge Drive Port Washington, NY 11050	26,850,000	0.48
Barry Clare 4319 215th St. Bayside, NY 11361	115,849,998	2.08
Vick Luis Bolanos 633 Monroe St. Riverside, NJ 08075	445,025,001	7.97
Walter Kaplinsky 2000 Quentin Rd. Brooklyn, NY 11229	15,500,000	0.28
Andris Rukmanis Kundzinsala, 8 Linija 9. Riga, Latvia LV-1005	6,468,750	0.12
Shares of all directors and executive officers as a group (6 persons)	1,407,356,515	25.21%
Other 5% Owners	Common Shares Beneficially Owned	Percent of Total Outstanding, %
John A. Drago 1911 Route 110, Farmingdale, NY 11735	322,651,000	5.78

Item 13. Certain Relationships and Related Transactions.

Mr. Vick Luis Bolanos was elected to the Baltia board of directors while he was, and remains, president and chairman of Eastern Construction & Electric, Inc. The transaction between Baltia and Eastern was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectibility or present other unfavorable features. This transaction is discussed further in Note 8 to the Financial Statements infra.

The principal of $1.150 million remained outstanding during 2014 and accrued interest of $515,325 was outstanding as of December 31, 2014. By agreement of Parties, no interest was paid in 2014, and the rate of interest is 9% per annum. An amended, agreement was concluded and submitted in Company's 10-Q filing for 3rd quarter 2013, filed November 19, 2013, Exhibit 10.18 therein.

Item 14. Principal Accountant Fees and Services.

Services Provided	2014	2013
Audit Fees	$ 12,000	$ 11,500
Audit-Related Fees	0	0
Tax Fees	10,000	0
All other Fees	0	0
Total	$ 22,000	$ 11,500

Audit Fees

The aggregate fees billed for the year that ended on December 31, 2014 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $12,000.

The aggregate fees billed for the year that ended on December 31, 2013 for professional services rendered by the independent auditor for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or services that are normally provided by the accountant in connection with the statutory and regulatory filings or engagements for such fiscal year, amount to approximately $11,500.

Audit -Related Fees

For the years ended on December 31, 2014 and 2013, there were no fees billed for assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9(e) (1) of Schedule 14A.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013, for professional services rendered by our principal independent accountant for tax compliance, tax advice and tax planning were $10,000 and $0 respectively.

All Other Fees

For the year ended December 31, 2014 and 2013 there were no fees billed for products and services by the principal independent accountant (other than services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A).

PART IV.

Item 15. Exhibits and Financial Statements.

APPENDIX A - Financial Statements for the Years Ended December 31, 2014 ad 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Years Ended December 31, 2014 and 2013

CURRENT REPORT IS UNAUDITED as discussed in Item 9 supra.

F-1

Baltia Air Lines, Inc.
BALANCE SHEETS
(A Development Stage Company)
	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets
Cash	$185,613	$11,549
Other current assets	24,908	$-
Total current assets	210,521	11,549

Property and equipment, net	2,316,036	1,794,486

Other assets:

Security deposit and other	318,683	317,293

Total assets	$2,845,240	$2,123,328

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,572,165	$621,208
Short-term debt	50,000	-
Accrued interest	515,325	319,125
Total current liabilities	3,137,490	940,333

Noncurrent liabilities
Long-term debt, net of discount	1,150,000	1,150,000
Long-term accounts payables and accrued expenses	335,523	335,523

Total noncurrent liabilities	1,485,523	1,485,523

Total liabilities	4,623,013	2,425,856

Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 5,986,000,000 shares authorized, 5,582,213,346 and 3,296,126,988 issued and outstanding at December 31, 2014 and 2013, respectively	549,741	329,612
Additional paid-in capital	108,215,743	94,507,702
Deficit accumulated during development stage	(110,543,922)	(95,140,507)

Total stockholders' equity (deficit)	(1,777,773)	(302,528)

Total liabilities and stockholders' equity (deficit)	$2,845,240	$2,123,328
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF OPERATIONS
(A Development Stage Company)
			From
			Inception to
	Years Ended December 31,		December 31,
	2014	2013	2014
	(Unaudited)		(Unaudited)

Revenue	$-	$-	$-

Cost and Expenses
General and admiinistrative	13,820,392	5,910,517	100,505,804
FAA certification costs	1,400,198	814,982	5,361,389
Training	-	-	225,637
Depreciation	56,094	16,488	442,522
Other	-	-	568,245
Interest	126,731	122,609	1,810,124
Loss on sale of assets	-	-	1,607,183

Total costs and expenses	15,403,415	6,864,596	110,520,904

Net loss befoe income taxes	(15,403,415)	(6,864,596)	(110,520,904)

Provision for income taxes	-	3,600	23,018

Deficit accumulated during development stage	$(15,403,415)	$(6,868,196)	$(110,543,922)

Net loss per weighted share, basice and fully diluted	$(0.004)	$(0.002)

Weighted average number of common shares outstanding, basic and fully diluted	4,302,033,740	2,984,068,462
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLERS'S EQUTIY
						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2008 :
(Unaudited)	66,500	$665	355,767,159	$35,577	$18,716,994	$(18,002,863)	$750,375

Exercise of warrants and options			32,000,000	3,200			3,202
Shares issued and issuable for cash			154,034,244	15,403	3,686,497		3,701,900
Shares issued for services			200,778,636	20,078	9,430,413		9,450,491
Oprions issued for services					243,787		243,787
Stock issued to purchase airplane			1,000,000	100	24,900		25,000
Net loss						(12,175,550)	(12,175,550)

Balance, December 31, 2009	66,500	665	743,580,039	74,358	32,102,591	(30,178,413)	1,999,201

Stock issued and issuable for cash			115,776,464	11,578	4,365,876		4,377,454
Shares issued for services			252,658,491	25,266	14,984,584		15,009,850
Fair value of options issued as loan incentive					92,745		92,745
Stock issued as loan incentive			6,800,000	680	201,552		202,232
Net loss						(19,394,527)	(19,394,527)

Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954

Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Shares issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)

Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590

Prior period adjustment			147,987,304	14,798	(14,798)		-
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Shares issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)

Balance, December 31, 2012	66,500	665	2,466,538,050	246,654	88,172,179	(88,272,311)	147,187

Stock issued and issuable for cash			701,621,438	70,162	4,062,352		4,132,514
Shares issued for services			127,967,500	12,796	2,273,171		2,285,967
Net loss						(6,868,196)	(6,868,196)

Balance, December 31, 2013	66,500	665	3,296,126,988	$329,612	$94,507,702	$(95,140,507)	$(302,528)
Stock issued and issuable for cash			1,974,254,019	197,425	9,707,018		9,904,443
Shares issued for services			232,534,764	23,254	4,060,873		4,084,127
Shares cancelled			(5,500,000)	(550)	(59,850)		(60,400)
Net loss						(15,403,415)	(15,403,415)
Balance, December 31, 2014 (Unaudited)	66,500	665	5,497,415,771	$549,741	$108,215,743	$(110,543,922)	$(1,777,773)
The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF CASH FLOWS
(A Development Stage Compmay)
			From
			Inception to
	Years Ended December 31,		December 31,
	2014	2013	2014
	(Unaudited)		(Unaudited)
Cash flows from operations

Deficit accumulated during development stage	$(15,403,415)	$(6,868,196)	$(110,543,922)

Adjustment to reconcile deficit accumlated during development stage to cash used in opeating activities:
Depreciation and amortization	56,094	16,488	442,522
Amortization of loan discount	-	-	294,977
Expenses paid issuance of common stock and options	4,084,127	2,285,967	100,276,956
Loss on sale of assets			1,607,183
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(24,908)		375,393
Accounts payable and accrued expenses	2,147,157	472,468	6,574,496
Net cash used by operating activities	(9,140,945)	(4,093,273)	(972,395)

Cash flows from investing activities
Purchase of equipment	(577,644)	(40,018)	(4,447,290)
Proceeds from sale of assets	-	-	144,164
Security deposit	(1,390)	-	(318,683)
Net cash used by investing activities	(579,034)	(40,018)	(4,621,809)

Cash flows from financiang activities
Proceeds from issuance of common stock	9,844,043	4,132,514	40,892,418
Proceeds from issuance of prefrerred stock	-	-	2,753
Proceeds from short-term loans	50,000	-	50,000
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)
Net cash provided by financing activities	9,894,043	4,132,514	42,536,937

Net increase (decrease) in cash	174,064	(777)	185,613
Cash, beginning of period	11,549	12,326	-
Cash, end of period	$185,613	$11,549	$185,613

Supplemental cash flow disclosures:

Cash paid during the year for interest	$-	$-
The accompanying footnotes are an integral part of these financial statements.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)
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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been presented in a "development stage" format. Since inception, our primary activities have been raising of capital, obtaining financing and of obtaining route authority and approval from the DOT and the FAA. We have not commenced our principal revenue-producing activities.

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

Cash and Cash Equivalents

For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There are no cash equivalents at December 31, 2014 and 2013.

Fair Value of Financial Instruments

FASB ASC Topic 825, Financial Instruments ("ASC 825"), requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2014 and 2013, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosure ("ASC 820"), defines fair value and establishes a framework for measuring fair value and establishes a fair value hierarchy which prioritizes the inputs to the inputs to the valuation techniques. Fair value is the price that would be received to sell an asset or amount paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market. Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

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

Level 1 - Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly.

Level 3 - Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.
FASB ASC 820 requires the use of observable market data if such data is available without undue cost and effort.
Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use whenever possible current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

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
Loss per Common Share

The Company complies with accounting and disclosure requirements of ASC 262, Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. All stock options either expired or were cancelled during the year ended December 31, 2012. No adjustment was made to the weighted-average number of shares outstanding in the calculation of loss per share for the years ended December 31, 2014 and 2013.

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

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)
2. Summary of Significant Accounting Policies (continued)

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2014 and 2013, the Company did not have any uncertain tax positions.
Generally, tax filings are no longer subject to income tax examinations by major taxing authorities for years before 2011. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state, and local tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2014 and 2013, the Company has not accrued interest or penalties related to uncertain tax positions.
Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize a deferred tax asset at that time.

Recent Accounting Pronouncements

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

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740) which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exits. The update is effective for hears beginning after December 15, 2013. The Company does not expect the implementation of this standard to have a material impact on its financial position or results of operations.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In June 2014, the FASB issued ASU 2014-10-Development Stage Entities - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation The guidance removes the definition of a development stage entities and other reporting entities from U.S. GAAP. The guidance eliminates the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The guidance is effective for fiscal years, beginning after December 15, 2014. Early adoption is permitted The Company is currently evaluating the impact that the adoption of this guidance will have on the Company's financial statements and related disclosures.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, Compensation-Stock Compensation, as it relates to such awards. The guidance is effective for fiscal years beginning after December 15, 2015, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company's financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this guidance will have a significant impact the Company's financial statements and related disclosures.

In November 2014, the FASB issued ASU 20-14-16, Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and interim periods beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted The Company is currently evaluating the impact that the adoption of this guidance will have on the Company's financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)
3. Property and Equipment
A summary of property and equipment is as follows:

	Estimated Useful Life	2014	2013
		(Unaudited)

Airplane	10- 15 years	$2,079,135	$1,540,756
Office equipment and other	5 - 7 years	433,751	394,486
Less accumulated depreciation		(196,850)	(140,756)

		$2,316,036	$1,794,486

Current depreciation		$56,094	$16,500
4. Stockholders' Equity

Description of Securities

Common Stock

We are authorized to issue 5,986,000,000 shares of common Stock at $.0001 par value per share. As of December 31, 2014, a total of 5,582,213,346 shares of common Stock were issued and outstanding and held by approximately 5,400 shareholders. Holders of common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange, or appraisal rights.

Preferred Stock

We are authorized to issue up to a maximum of two million shares of preferred stock. At December 31, 2014, 66,500 shares of preferred stock were issued and outstanding. We can issue these shares upon the adoption of a resolution by the board of directors. Our preferred stock is not entitled to share in any dividends declared on the Common Stock and has no voting rights. Each share is convertible in to 3 shares of common. The liquidation preference is set by this conversion formula and results in a pro rata claim on the Company's assets based upon the underlying common shares issuable (199,500) upon conversion.

Recent Issuance of Unregistered Securities

2014:
Stock Issued for Cash
We issued 1,974,255,019 shares of our common stock in exchange for receiving a total of $9,904,443 in cash net of offering expenses. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration transactions by an issuer not involving any public offering.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)
4. Stockholders' Equity (continued)

Recent Issuance of Unregistered Securities (continued)

2014:

Stock Issued for Services
We issued 232,534,764 shares of our common stock in exchange for services. The shares were valued at $4,084,127 or approximately $0.018 per share, which reflected the weighted average market value at the time of issuance.
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
5. Stock options and Warrants

Stock Options

No stock options were issued during the year ended December 31, 2014.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)
5. Stock options and Warrants (continued)

Warrants

For the years ended December 31, 2014 and 2013, warrant activity was as follows:

Warrants Outstanding				Warrants Excercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	At	Remaining	Average	At	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2014	Life	Price	2014	Price

$0.02	480,000	0.26	$0.02	480,000	$0.02
				-
$0.05	20,075,000	0.38	$0.05	20,075,000	$0.05
				-
$0.08	4,458,333	0.30	$0.08	4,458,333	$0.08
				-
$0.10	252,500	0.12	$0.10	252,500	$0.10
				-
$0.25	156,000	0.16	$0.25	156,000	$0.25

	25,421,833	0.80	$0.06	25,421,833
	Number of	Weighted	Remaining
	Warrants	Average	Term
	Outstanding	Price	(In Years)

Warrants outstanding at December 31, 2013	60,428,066	$0.07	1.19

Granted in 2013	32,046,508		-
Exercised	-	-	-
Canceled in 2013	20,146,566

Warrants outstanding at December 31, 2013	72,328,008	$0.05	0.80
		0.05
Granted in 2014	327,500
Exercised	-
Canceled in 2014	47,233,675

Warrants outstanding at December 31, 2014 (Unaudited)	25,421,833	$0.06	0.80

Warrants exercisable at December 31, 2014 (Unaudited)	25,421,833

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)
6. Income Taxes

The Company has approximately $42.7 million in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2034. The Company has adopted ASC 740, Accounting for Income Taxes which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $8.6 million.

Utilization of federal and state NOL and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

7. Commitments and Contingencies

The Company leases office space for its administrative offices and an airport terminal facility under terms of these operating leases, which expire on August 15, 2015 and on a month to month basis. The payments are charged to rental expense as incurred. Rental payments for these two operating leases for the years ended December 31, 2014 and 2013 were $438,000 and $465,000 and are included in general administrative expenses in the statement of operations. Future minimum payments are $286,000 for the years ended December 31, 2015.
The Company also leases office space, an airport terminal facility at Willow Run Airport, and other facilities under terms of an operating lease, which expire on May 31, 2015. The payments are charged to rental expense as incurred. Rental payments for the years ended December 31, 2014 and 2013 were $23,000 and $20,000, respectively, and are included in general administrative expenses in the statement of operations. Future minimum payments are $286,000 and $467,000 for the years ended December 31, 2015. Future minimum payments are $10,000 for the years ended December 31, 2015.
The Company also leases office space for its administrative offices in St. Petersburg, Russia under the terms of an operating lease which expires on September 1, 2015. The payments are charged rental expense as incurred. Rental payments for the year ended 2014 and 2013 were approximately $15,000, and are included in general administrative expenses in the statement of operations. Future minimum payments are $10,000 for the years ended December 31, 2015

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

8. Long-Term Debt-Related Party

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

Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, which would allow it to cover its operational costs and allow it to continue as a going concern, and it has incurred operating losses and experienced negative cash flows from operations since inception. The Company has a deficit accumulated as of December 31, 2014 of approximately $110.5 million. The Company has funded its activities through December 31, 2014 almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

For the years ended December 31, 2014 and 2013, the Company raised approximately $9.9 and $4.1 million, respectively, from private placements, funds needed to continue with the certification process, a process that must be completed before it can launch nonstop revenue service to Russia with its 747 aircraft. In addition to raising funds from private placements, the Company supplemented the financing of its ongoing operations through the issuance of common stock to pay operating expenses not paid with cash raised from the private placements. The continued operations of the Company over the long-term is dependent upon implementing airline service that will generate profits; until such time, however, it will continue to require substantial funds to continue with its aircraft and operational certification and carry out its business plan. In order to meet its ongoing operating cash requirements, management's plans include financing activities such as private placements of its common stock and the continued issuance of common stock for services rendered by vendors, consultants, and other professionals. Management has also considered the overall pipeline effect that enhances the initial cash position of a startup carrier. It is the industry practice for passengers to purchase tickets in advance of their flights while service vendors bill the carrier later. So that a new airline will not fly empty on day one, approximately 30 days prior to the expected inaugural date, the DOT authorizes sales of tickets and cargo. Such funds from advance sales, estimated at approximately $3 million for the company, accumulate in an escrow account, and are released upon the issuance of the air carrier certificate.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Unaudited)

9. Development Stage Activities and Going Concern (continued)
In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations
While the Company believes it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence

10. Related Party
During the year ended December 31, 2014 and 2013, the Company issued 0 and 19,000,000, respectively, restricted shares of its $0.001 par value common stock to officers and directors. These restricted shares were valued at $0 and $1,980,000, respectively, or a weighted average price of approximately $ 0 and $0.018 per share, respectively. Its president and CEO was charged additional compensation of $ 0 and $15,000, which represents one hundred percent of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2014 and 2013, respectively. Also, during the years ended December 31, 2014 this officer received salary of $121,600 and for the year ended December 31, 2013 received other compensation (in lieu of salary) of $12,853. A second officer, vice president - finance, was paid salary and additional compensation of $769,361 and $427,350 for the years ended December 31, 2014 and 2013, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital. A third officer, vice president, was paid additional compensation of $107,800 and $46,500 for services provided the Company during the years ended December 31, 2014 and 2013, respectively. A fourth officer, corporate secretary, was additional compensation of $11,968 and $15,960 for services provided the Company during the years ended December 31, 2014 and 2013, respectively.
11. Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no subsequent events or transactions requiring recognition or disclosure in the financial statements.

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

10. MATERIAL CONTRACTS

10.1.- Fuel Agreement, World Fuel Services Inc., initial term September 1, 2013 to September 1, 2016, automatic renewal for one year extensions unless terminated.

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

10.19 - Flight Training Agreement Aircraft Type B747-200 between Kalitta Air, LLC and Baltia Air Lines, Inc. effective October 10, 2013 to December 31, 2014.   Incorporated by reference to Exhibit 10.19 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013. (NOTE: Contract completed)

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

10.24 – Cargo Handling at JFK – Cargo Airport Services USA and Baltia, valid to 1 January 2017 and continued annually until one party serves the other party with written notice not to renew. Incorporated by reference to Exhibit 10.24 to Company's 10-Q for period ending June 30, 2014, filed November 19, 2014.

10.25 - Security Service at JFK – FJC Security Services, Inc., valid to 9/18/15 with automatic annual renewal unless one party serves the other party with written notice not to renew. Incorporated by reference to Exhibit 10.25 to Company's 10-Q for period ending June 30, 2014, filed November 19, 2014.

10.26- Ground Handling at JFK - Swissport Agreement, Standard IATA Agreement of 1998 Ramp and Passenger Handling valid to May 16, 2017. Incorporated by reference to Exhibit 10.26 to Company's 10-Q for period ending June 30, 2014, filed November 19, 2014.

10.27- Maintenance Services Agreement, Standard IATA Agreement of 1998 with F&E Maintenance valid to May 16, 2017. Incorporated by reference to Exhibit 10.27 to Company's 10-Q for period ending June 30, 2014, filed November 19, 2014.

10.28 - Jeppessen Sanderson, Inc. Services Agreement dated February 3, 2014 effective to February 3, 2019, automatic extension for one-year additional terms unless terminated as provided.

10.29 - 121 Inflight Catering, Inc., Services Agreement dated October 7, 2014 effective to October 7, 2015.

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

Date: April 15, 2015

/s/ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Igor Dmitrowsky Igor Dmitrowsky	Chairman, CEO and CFO (Principal Executive Officer and Principal Accounting Officer)	April 15, 2015
/s/ Walter Kaplinsky Walter Kaplinsky	Secretary and Director	April 15, 2015
/s/ Andris Rukmanis Andris Rukmanis	V.P. Europe and Director	April 15, 2015
/s/ Vick Luis Bolanos Vick Luis Bolanos	Director	April 15, 2015

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

Date: April 15, 2015

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 15, 2015
Igor Dmitrowsky
(Principal Executive Officer)

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 15, 2015
Igor Dmitrowsky
(Principal Accounting Officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report for Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the Report),

I, Igor Dmitrowsky, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 15, 2015

/s/Igor Dmitrowsky Chairman, CEO and CFO April 15, 2015
Igor Dmitrowsky
(Principal Executive Officer)

/s/ Igor Dmitrowsky Chairman, CEO and CFO April 15, 2015
Igor Dmitrowsky
(Principal Accounting Officer)