Form 10-Q
period 2015-03-31
BALTIA AIR LINES INC
filed 2015-05-14
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly Period ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The number of shares of the registrant's common stock outstanding as of May 4, 2015 was 5,984,070,178

Part I - Financial Information

ITEM 1 –Financial Statements:
Baltia Air Lines, Inc.
BALANCE SHEETS
(A Development Stage Company)
(unaudited)

	March 31,	December 31,
	2015	2014
	(unaudited)	(unaudited)
ASSETS

Current assets

Cash	$117,882	$185,613
Other current assets	13,765	24,908
Total current assets	131,647	210,521

Property and equipment, net	2,317,020	2,316,036

Other assets:

Security deposit and other	318,683	318,683
Total assets	$2,767,350	$2,845,240

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued expenses	$2,163,920	$2,572,165
Short-term debt	200,000	50,000
Accrued interest	448,500	515,325
Deposit on common stock purchases	142,500	-
Total current liabilities	2,954,920	3,137,490

Noncurrent liabilities

Long-term debt, net of discount	1,150,000	1,150,000
Long-term accounts payables and accrued expenses	335,523	335,523
Total noncurrent liabilities	1,485,523	1,485,523
Total liabilities	4,440,443	4,623,013

Stockholders' equity (deficit)

Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 5,986,000,000 shares authorized, 5,866,546,812 and 5,497,415,771 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	586,654	549,741
Additional paid-in capital	111,093,900	108,215,743
Deficit accumulated during development stage	(113,354,312)	(110,543,922)

Total stockholders' equity (deficit)	(1,673,093)	(1,777,773)
Total liabilities and stockholders' equity (deficit)	$2,767,350	$2,845,240

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF OPERATIONS
(A Development Stage Company) (unaudited)

			From
	Three Months Ended		Inception to
	March 31,		March 31,
	2015	2014	2015

Revenue	$-	$-	$-

Cost and Expenses

General and administrative	2,422,850	2,353,148	102,928,654
FAA certification costs	347,076	296,185	5,708,465
Training		-	225,637
Depreciation	14,016	13,979	456,538
Other		-	568,245
Interest	26,448	25,895	1,836,572
Loss on sale of assets	-	-	1,607,183

Total costs and expenses	2,810,390	2,689,207	113,457,434

Net loss before income taxes	(2,810,390)	(2,689,207)	(113,457,434)

Provision for income taxes	-	3,600	23,018

Deficit accumulated during development stage	$(2,810,390)	$(2,692,807)	$(113,354,312))

Net loss per weighted share,
basic and fully diluted	$(0.0005)	$(0.0008)

Weighted average number of common
shares outstanding, basic and fully diluted	5,736,721,588	3,472,925,831

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLERS'S EQUTIY (unaudited)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954

Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Shares issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)

Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590

Prior period adjustment			147,987,304	14,798	(14,798)		-
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Shares issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)

Balance, December 31, 2012	66,500	665	2,466,538,050	246,654	88,172,179	(88,272,311)	147,187

Stock issued and issuable for cash			701,621,438	70,162	4,062,352		4,132,514
Shares issued for services			127,967,500	12,796	2,273,171		2,285,967
Net loss						(6,868,196)	(6,868,196)

Balance, December 31, 2013	66,500	665	3,296,126,988	$329,612	$94,507,702	$(95,140,507)	$(302,528)
Stock issued and issuable for cash			1,974,254,019	197,425	9,707,018		9,904,443
Shares issued for services			232,534,764	23,254	4,060,873		4,084,127
Shares cancelled			(5,500,000)	(550)	(59,850)		(60,400)
Net loss						(15,403,415)	(15,403,415)
Balance, December 31, 2014	66,500	665	5,497,415,771	$549,741	$108,215,743	$(110,543,922)	$(1,777,773)
Stock issued and issuable for cash			351,083,008	35,108	2,523,995		2,559,103
Shares issued for services			18,048,033	1,805	354,162		355,967
Net loss						(2,810,390)	(2,810,390)
Balance, March 31, 2015	66,500	665	5,866,546,812	$586,654	$111,093,900	$(113,354,312)	$(1,673,093)

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			From
	Three Months Ended		Inception to
	March 31,		March 31,
	2015	2014	2015
Cash flows from operations

Deficit accumulated during development stage	$(2,810,390)	$(2,689,206)	$(113,354,312)

Adjustment to reconcile deficit accumulated during
development stage to cash used in operating activities:
Depreciation and amortization	14,016	13,979	456,538
Amortization of loan discount	-	-	294,977
Expenses paid issuance of common stock and options	355,967	911,527	63,875,803
Loss on sale of assets			1,607,183
Changes in operating assets and liabilities:

Prepaid expenses and other current assets	11,143	-	386,536
Accounts payable and accrued expenses	(475,070)	338,860	6,099,426

Net cash used by operating activities	(2,904,334)	(1,424,840)	(40,633,849)

Cash flows from investing activities

Purchase of equipment	(15,000)	(37,765)	(4,462,290)
Proceeds from sale of assets	-	-	144,164
Security deposit	-	-	(318,683)

Net cash used by investing activities	(15,000)	(37,765)	(4,636,809)

Cash flows from financing activities

Proceeds from issuance of common stock	2,559,103	1,145,000	43,451,521
Deposit on common stock purchases	142,500	836,000	142,500
Proceeds from issuance of preferred stock	-	-	2,753
Proceeds from short-term loans	150,000	-	200,000
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)

Net cash provided by financing activities	2,851,603	1,981,000	45,388,540

Net increase (decrease) in cash	(67,731)	518,395	117,882
Cash, beginning of period	185,613	11,549	-

Cash, end of period	$117,882	$529,944	$117,882

Supplemental cash flow disclosures:

Cash paid during the year for interest	$573	$-

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Period ending March 31, 2015

1. Basis of Presentation
The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2014 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

T The financial statements have been presented in a "development stage" format. Since inception, our primary activities have been raising of capital, obtaining financing and obtaining FAA Certification from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities. There is no assurance the Company will commence operation in the future or that those operations will be profitable.

2. Earnings/Loss Per Share

Net loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. At March 31, 2015, there are no outstanding common stock equivalents.

3. Stockholders' Equity

Stock Issued for Services

During the three months ended March 31, 2015, we issued 18,048,033 shares of our common stock in exchange for services. The shares were valued at $355,967, approximately $.01 per share and reflected the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

During the three months ended March 31, 2015, we issued 351,083,008 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $2,559,103 approximately $0.0073 weighted average per share.

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

Interest accrued to March 31, 2015 is $448,500

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

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa, SAS, Aeroflot, and Transaero are the leading competitors in the US-Russia market. United Airlines code shares with Swiss International and Lufthansa connecting flights into St. Petersburg. Delta and two Russian airlines, Aeroflot and Transaero, currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non- stop competitive air transportation service on the routes for which Baltia intends to apply.

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

Baltia intends to initiate service with its Boeing 747 wide-body aircraft carrying two-class passengers, mail and cargo in containers, on pallets, and in block space arrangements. Baltia has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the Company's critical accounting policies and estimates as compared to the critical accounting policies and estimates and described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and filed on April 15, 2015, which we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and the effect of the more significant judgments and estimates that we use in the preparation of our financial statements.

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2015 because we cannot commence revenue flights until we complete the FAA certification, and cannot sell tickets until such time.

For the three month period ended March 31, 2015 and 2014, we reported general and administrative expenses of $2,422,850 and 2,353,148, respectively, an increase of $69,702, or 3%. We reported a net loss of $2,810,390 and $2,692,807, for the three months ended March 31, 2015 and 2014, respectively, an increase of $117,583, or 4.4%. This increase is primarily attributable to the $69,702 increase in general and administrative expenses, a $51,521 increase in FAA certification costs, a $553 increase in interest expenses, a $37 increase in depreciation expense, partially offset by a decrease in provision for income taxes of $3,600.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon beginning flight operations. The management believes that the Company has the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit during its development stage of approximately $113,354,000 million and consumed approximately $40,634,000 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2015. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2015, our working capital deficit was $2,823,273 and our stockholders' deficit was $1,673,093. Our stockholders' deficit at March 31, 2015 was $1,673,093, compared to $377,267 in stockholders' equity at March 31, 2014, an increase in stockholders' deficit of $2,050,360.

Our operating activities utilized $2,904,334 in cash during the three months ended March 31, 2015, an increase of $1,479,494 from the $1,424,840 in cash utilized in operating activities during the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, our financing activities provided cash of $2,701,603 and $1,981,000, respectively, from the sale of our common stock. Our unrestricted cash balance decreased to $117,882 at March 31, 2015 from $529,944 reported at March 31, 2014.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2015

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Baltia plans to initiate its scheduled service with nonstop flights from New York to St.Petersburg, Russia. The current economic sanctions on Russia may impact the passengers, cargo and mail carried on those flights.

Item 4T. Controls and Procedures.

Our Chief Executive and Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2015, has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive and Financial Officer also concluded that, as of March 31, 2015, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

On April 9, 2015, Baltia's independent auditor, Mr. Terry L. Johnson, having completed his financial reports for the audit for the Company's 2014 10-K, advised the Company that he was unable to certify the filing. The Company could not complete a new audit prior to the deadline, and is presently seeking a new auditor.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015 we issued 351,083,008 shares of our common stock in exchange for cash. The shares were valued at $0.0073 per share and reflected approximately 6% of the share market value at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

10. MATERIAL CONTRACTS

10.1.- Fuel Agreement, World Fuel Services Inc., initial term September 1, 2013 to September 1, 2016, automatic renewal for one year extensions unless terminated. Incorporated by reference to Exhibit 10.1 to Company's 10-K for period ending December 31, 2014, filed April 15, 2015.

10.2 - Amendment II - Aircraft Engine Lease Agreement, Logistic Air Inc., executed May 15, 2014, effective through February 1, 2015. Incorporated by reference to Exhibit 10.2 to Company's Form 10-Q for period ending June 30, 2014, filed August 19, 2014. Expired - Extension Pending

10.4 - Ground Handling Agreement at Pulkovo Airport between ZAO Cargo Terminal Pulkovo and Baltia Air Lines, Inc. effective June 1, 2014 through May 31, 2016. Incorporated by reference to Exhibit 10.4 to Company's Form 10-Q for period ending June 30, 2014, filed August 19, 2014.

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

10.28 - Jeppessen Sanderson, Inc. Services Agreement dated February 3, 2014 effective to February 3, 2019, automatic extension for one-year additional terms unless terminated as provided. Incorporated by reference to Exhibit 10.28 to Company's 10-K for period ending December 31, 2014, filed April 15, 2015.

10.29 - 121 Inflight Catering, Inc., Services Agreement dated October 7, 2014 effective to October 7, 2015. Incorporated by reference to Exhibit 10.29 to Company's 10-K for period ending December 31, 2014, filed April 15, 2015.

10.30 - Workers Compensation and Liability Insurance - NY - State Insurance fund. 4-6-2015 through 4-6-2016

10.31 - Workers Compensation and Liability Insurance - Michigan - Travellers - 4-6-2015 through 4-6-2016.

CERTIFICATION EXHIBITS

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

DATED: May 14, 2015

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

/s/ Igor Dmitrowsky Date: May 14, 2015
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 3.2

BALTIA AIR LINES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2015 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Igor Dmitrowsky Date: May 14, 2015
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)