Form 10-K/A
period 2014-12-31
BALTIA AIR LINES INC
filed 2015-06-05
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Date of Report: June 5, 2015)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2014 is $42,085,431
The number of shares of the registrant's common stock outstanding as of March 20, 2015 was 5,806,560,449
EXPLANATORY NOTE: This amendment is made solely to correct Item 12 of the Company's filed 10-K report, filed on April 15, 2015, which is the only portion of the report which is amended at this time. All other portions of the report remain the same. This amendment is based on a recent audit of the issued shares of the Company which revealed several miscalculations with respect to four of the officers of the Company, one mathematical error, and several corrections based on a misunderstanding of the report from the Transfer agent, and non-recognition of shares previously owned by one of the officers.

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

Directors and Officers	Common Shares Beneficially Owned	Percent of Total Outstanding, %
Igor Dmitrowsky 63-26 Saunders St., Suite 7-I Rego Park, NY 11374	851,654,266	15.257
Russell Thal 26 Ridge Drive Port Washington, NY 11050	36,254,600	0.65
Barry Clare 4319 215th St. Bayside, NY 11361	133,253,998	2.39
Vick Luis Bolanos 633 Monroe St. Riverside, NJ 08075	448,025,001	8.03
Walter Kaplinsky 2000 Quentin Rd. Brooklyn, NY 11229	19,429,394	0.35
Andris Rukmanis Kundzinsala, 8 Linija 9. Riga, Latvia LV-1005	6,468,750	0.12
Shares of all directors and executive officers as a group (6 persons)	1,495,086,009	26.78%
Other 5% Owners	Common Shares Beneficially Owned	Percent of Total Outstanding, %
John A. Drago 1911 Route 110, Farmingdale, NY 11735	322,651,000	5.78

SIGNATURE	TITLE	DATE
/s/ Igor Dmitrowsky Igor Dmitrowsky	Chairman, CEO and CFO (Principal Executive Officer and Principal Accounting Officer)	June 5, 2015