Form 10-Q
period 2015-06-30
BALTIA AIR LINES INC
filed 2015-08-18
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly Period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The number of shares of the registrant's common stock outstanding as of July 29, 2015 was 6,610,882,624

Part I - Financial Information

ITEM 1 –Financial Statements:
Baltia Air Lines, Inc.
BALANCE SHEETS
(A Development Stage Company)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets

Cash	$-	$185,613
Other current assets	3,009	24,908
Total current assets	3,009	210,521

Property and equipment, net	2,303,504	2,316,036

Other assets:

Security deposit and other	318,683	318,683

Total assets	$2,625,196	$2,845,240
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

Accounts payable and accrued expenses	$2,291,587	$2,572,165
Notes payable	477,533	50,000
Accrued interest	513,028	515,325
Deposit on common stock purchases	45,000	-
Total current liabilities	3,327,148	3,137,490

Noncurrent liabilities

Long-term debt, net of discount	1,150,000	1,150,000
Long-term accounts payables and accrued expenses	-	335,523

Total noncurrent liabilities	1,150,000	1,485,523

Total liabilities	4,477,148	4,623,013

Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued	665	665
Preferred stock class B, $50,000 par value; 50 shares authorized and zero shares were issued and outstanding	0	0
Common stock, $.0001 par value; 6,986,000,000 shares authorized, 6,390,342,324 and 5,497,415,771
issued and outstanding at June 30, 2015 and December 31,2014, respectively	639,034	549,741
Additional paid-in capital	112,754,067	108,215,743
Deficit accumulated during development stage	(115,245,718)	(110,543,922)
Total stockholders' equity (deficit)	(1,851,952)	(1,777,773)
Total liabilities and stockholders' equity (deficit)	$2,625,196	$2,845,240

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF OPERATIONS
(A Development Stage Company)
(unaudited)

					From
	Three months		Six months		Inception to
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015

Revenue	$-	$-	$-	$-	$-

Cost and Expenses

General and administrative	1,122,876	2,919,700	3,149,876	5,272,848	103,655,680
FAA certification costs	670,418	462,321	1,413,188	758,506	6,774,577
Training	-	-		-	225,637
Depreciation	13,516	13,973	27,532	27,952	470,054
Other	-	-		-	568,245
Interest	84,752	30,868	111,200	56,763	1,921,324
Loss on sale of assets	-	-	-	-	1,607,183

Total costs and expenses	1,891,562	3,426,862	4,701,796	6,116,069	115,222,700

Net loss before income taxes	(1,891,562)	(3,426,862)	(4,701,796)	(6,116,069)	(115,222,700)

Provision for income taxes	-	-	-	3,600	23,018

Deficit accumulated during development stage	$(1,891,562)	$(3,426,862)	$(4,701,796)	$(6,119,669)	$(115,245,718)

Net loss per weighted share,
basic and fully diluted	$(0.0003)	$(0.0009)	$(0.0008)	$(0.0017)

Weighted average number of common
shares outstanding, basic and fully diluted	6,080,563,922	3,857,444,292	5,914,408,846	3,664,824,821

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLERS'S EQUTIY

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2010	66,500	665	1,118,814,994	111,881	51,747,348	(49,572,940)	2,286,954

Stock issued and issuable for cash			241,369,947	24,137	7,783,105		7,807,242
Shares issued for services			357,846,441	35,786	17,403,106		17,438,892
Net loss						(25,075,498)	(25,075,498)

Balance, December 31, 2011	66,500	665	1,718,031,382	171,804	76,933,559	(74,648,438)	2,457,590

Prior period adjustment			147,987,304	14,798	(14,798)		-
Stock issued and issuable for cash			271,270,882	27,127	3,599,755		3,626,882
Shares issued for services			329,248,482	32,925	7,653,663		7,686,588
Net loss						(13,623,873)	(13,623,873)

Balance, December 31, 2012	66,500	665	2,466,538,050	246,654	88,172,179	(88,272,311)	147,187

Stock issued and issuable for cash			701,621,438	70,162	4,062,352		4,132,514
Shares issued for services			127,967,500	12,796	2,273,171		2,285,967
Net loss						(6,868,196)	(6,868,196)

Balance, December 31, 2013	66,500	665	3,296,126,988	$329,612	$94,507,702	$(95,140,507)	$(302,528)
Stock issued and issuable for cash			1,974,254,019	197,425	9,707,018		9,904,443
Shares issued for services			232,534,764	23,254	4,060,873		4,084,127
Shares cancelled			(5,500,000)	(550)	(59,850)		(60,400)
Net loss						(15,403,415)	(15,403,415)
Balance, December 31, 2014	66,500	665	5,497,415,771	$549,741	$108,215,743	$(110,543,922)	$(1,777,773)
Stock issued and issuable for cash			892,282,120	89,228	4,347,745		4,436,973
Shares issued for services (net of shares cancelled)			644,433	64	190,579		190,643
Net loss						(4,701,796)	(4,701,796)
Balance, June 30, 2015	66,500	665	6,390,342,324	$639,034	$112,754,067	$(115,245,718)	$(1,851,952)

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

			From
	Six Months Ended		Inception to
	June 30,		June 30,
	2015	2014	2015
Cash flows from operations

Deficit accumulated during development stage	$(4,701,796)	$(6,116,069)	$(115,245,718)

Adjustment to reconcile deficit accumulated during
development stage to cash used in operating activities:
Depreciation and amortization	27,532	27,952	470,054
Amortization of loan discount	-	-	294,977
Expenses paid issuance of common stock and options	190,643	1,400,152	63,710,479
Loss on sale of assets			1,607,183
Changes in operating assets and liabilities:

Prepaid expenses and other current assets	21,899	-	397,292
Accounts payable and accrued expenses	(618,397)	1,125,472	5,956,099

Net cash used by operating activities	(5,080,119)	(3,562,493)	(42,809,634)

Cash flows from investing activities

Purchase of equipment	(15,000)	(471,437)	(4,462,290)
Proceeds from sale of assets	-	-	144,164
Security deposit	-	(1,390)	(318,683)

Net cash used by investing activities	(15,000)	(472,827)	(4,636,809)

Cash flows from financing activities

Proceeds from issuance of common stock	4,436,973	3,946,000	45,329,391
Deposit on common stock purchases	45,000	379,000	45,000
Proceeds from issuance of preferred stock	-	-	2,753
Proceeds from short-term loans	427,533	-	477,533
Loans from related parties	-	-	1,351,573
Repayment of related party loans	-	-	(368,890)
Principal payments on long-term debt	-	-	1,109,183
Acquisition of treasury stock	-	-	(500,100)

Net cash provided by financing activities	4,909,506	4,325,000	47,446,443

Net increase (decrease) in cash	(185,613)	289,680	-
Cash, beginning of period	185,613	11,549	-

Cash, end of period	$-	$301,229	$-

Supplemental cash flow disclosures:

Cash paid during the year for interest	$229	$5,000

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Period ending June 30, 2015

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six month periods ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

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

At June 30, 2015, there are no outstanding common stock equivalents.

3. Stockholders' Equity

Stock Issued for Services

During the six months ended June 30, 2015, we issued (net of cancelled shares) 644,433 shares of our common stock in exchange for services. The shares are not registered and are subject to restrictions as to transferability.

Stock Issued for Cash

During the six months ended June 30, 2015, we issued 892,282,120 shares of our common stock in exchange for cash. The shares sold for cash were subscribed at $4,436,973 approximately $0.0049 weighted average per share

4. Notes Payable

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

In 2013 and 2014, the Company issued a note payable to its attorney for services rendered. On April 30, 2015, the Company extended the due date of the note until September 30, 2016. The principal amount due as of June 30, 2015 is $357,533. Interest accrues at 1% per month.

In February 2015, one of the Company’s investors loaned the Company $200,000 with interest at 10%. The company repaid the investor $100,000 during June 2015 and $25,000 during July 2015.

Interest accrued to June 30, 2015 is $513,028.

[END OF FINANCIAL NOTES]

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

In the last quarter of 2010, Baltia purchased a Boeing 747 aircraft from Kalitta Air. Baltia carries $1,000,000,000 aircraft liability insurance and will carry airline liability insurance as required for a US airline by DOT regulation.

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

As of June 30, 2015, Baltia's staff of seventy includes professionals with airline experience.

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the Company's critical accounting policies and estimates as compared to the critical accounting policies and estimates and described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and filed on April 15, 2015.

RESULTS OF OPERATIONS

We had no revenues during the three months ended June 30, 2015 because we do cannot commence revenue flights until we complete the FAA certification, and cannot sell tickets until such time.

For the three month period ended June 30, 2015 and 2014, we reported general and administrative expenses of $1,122,876 and 2,919,700, respectively, a decrease of $1,796,824, or 62%. We reported a net loss of $1,891,562 and $3,426,862, for the three months ended June 30, 2015 and 2014, respectively, a decrease of $1,535,300, or 45%. This decrease is primarily attributable to the $1,796,824 decrease in general and administrative expenses, a decrease in depreciation expense of $ 457, partially offset by an increase in FAA certification costs of $208,097and an increase in interest expense of $53,884.

For the six month period ended June 30, 2015 and 2014, we reported general and administrative expenses of $3,149,876 and 5,272,848, respectively, a decrease of $2,122,972, or 40%. We reported a net loss of $4,701,796 and $6,119,669, for the six months ended June 30, 2015 and 2014, respectively, a decrease of $1,417,873, or 23%. This decrease is primarily attributable to the $2,122,972 decrease in general and administrative expenses, a decrease in depreciation expense of $ 420, partially offset by an increase in FAA certification costs of $654,682 and an increase in interest expense of $54,437.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon beginning flight operations. The management believes that the Company and certain shareholders have the necessary funding to commence revenue flight operations, subject to completion of the FAA Air Carrier Certification. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit during its development stage of approximately $115,247,000 million and consumed approximately $42,810,000 million of cash due to its operating activities. The Company may not have adequate readily available resources to fund operations through December 31, 2015. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of June 30, 2015, our working capital deficit was $3,324,139 and our stockholders' deficit was $1,851,952. Our stockholders' deficit at June 30, 2015 was $1,851,952, compared to $1,072,444 in stockholders' deficit at June 30, 2014, an increase in stockholders' deficit of $779,508.

Our operating activities utilized $5,080,119 in cash during the six months ended June 30, 2015, an increase of $1,517,626 from the $3,562,493 in cash utilized in operating activities during the six months ended June 30, 2014.

For the six months ended June 30, 2015 and 2014, our financing activities provided cash of $4,436,973 and $3,946,000, respectively, from the sale of our common stock. Our unrestricted cash balance decreased to $0 at June 30, 2015 from $301,229 reported at June 30, 2014

We had no significant planned capital expenditures, budgeted or otherwise, as of June 30, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Baltia plans to initiate its scheduled service with nonstop flights from New York to St.Petersburg, Russia. The current economic sanctions on Russia may impact the passengers, cargo and mail carried on those flights.

Item 4T. Controls and Procedures.

Our Chief Executive and Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2015, has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive and Financial Officer also concluded that, as of June 30, 2015, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

On April 9, 2015, Baltia's independent auditor, Mr. Terry L. Johnson, having completed his financial reports for the audit for the Company's 2014 10-K, advised the Company that he was unable to certify the filing. The Company could not complete a new audit prior to the deadline. Baltia has engaged John Scrudato CPA and the Company's 2014 audit is pending.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2015 we issued 892,282,120 shares of our common stock in exchange for cash. The shares were valued at $0.0050 per share. The shares are not registered and are subject to restrictions as to transferability.

All of the above issuances were deemed to be exempt under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, who qualified themselves as accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made determinations that the above-referenced persons were accredited, were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

3.1.9 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on May 11, 2015). Incorporated by reference to Exhibit 1 reported on Baltia Air Lines's Form 8-K, filed May 20, 2015.

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

10.2 - Amendment II - Aircraft Engine Lease Agreement, Logistic Air Inc., executed May 15, 2014, effective through February 1, 2015. Incorporated by reference to Exhibit 10.2 to Company's Form 10-Q for period ending June 30, 2014, filed August 19, 2014. Expired - Extension Pending

10.2.1 - Aircraft Hull, including war perils, Aircraft and Airport Premises Liability Insurance, Logistics Air Inc., Baltia Air Lines, Inc. insured, effective June 15, 2015 to September 13, 2015.

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

10.7 - Lockton Aircraft Hull, Spares and Airline Legal Liability Insurance,   Incorporated by reference to Exhibit 10.7 to Company's Form 10-Q for period ending June 30, 2014, filed August 19, 2014.

10.7.1 - Contract Endorsement and Extension - Lockton Aircraft Hull, Spares and Airline Legal Liability Insurance, Baltia Air Lines, Inc. insured, effective June 15, 2015 to September 13, 2015, to Lockton Aircraft Hull, Spares and Airline Legal Liability Insurance, Exhibit 10.7, supra

10.8 - Certificate of Insurance, The Boeing Company insured, Hull, Aircraft and Airport Premises, including war perils, ground risks only, excluding passenger liabilities, effective June 15, 2015 to September 13, 2015.

10.9 - Kalitta Maintenance Agreement Certificate of Insurance, Kalitta Air, LLC insured, Hull & Liability ground only, Airport Premises, effective June 15, 2015 to September 13, 2015.

10.10 - Certificate of Insurance, Port Authority of New York and New Jersey insured, Airport Premises, effective June 15, 2015 to September 13, 2015.

10.12 - John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.12.1 - Certificate of Insurance, JFK International Air Terminal LLC insured, Terminal 4 Leased space to Baltia Air Lines, Inc., effective June 15, 2015 to September 13, 2015.

10.13 - JFK Airport Building 151 Lease Agreement, between Japan Airlines Management Corp. and Baltia Air Lines, effective on September 1, 2011, valid through November 30, 2015. Incorporated by reference to Exhibit 10.13 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012 as filed April 16, 2013.

10.13.1 - Certificate of Insurance, Japan Airlines Management Corp. insured, Building 151 Sublease Agreement, effective June 15, 2015 to September 13, 2015.

10.14 - Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from June 1, 2013 until May 31, 2015.   Incorporated by reference to Exhibit 10.14 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013. ( lease renewal pending)

10.14.1 - 2nd Amendment to Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective May 21, 2014.

10.14.3 - Certificate of Insurance, Wayne County Airport Authority insured, Airport Premises, effective June 15, 2015 to September 13, 2015.

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

10.19 - Flight Training Agreement Aircraft Type B747-200 between Kalitta Air, LLC and Baltia Air Lines, Inc. effective October 10, 2013 to December 31, 2014.   Incorporated by reference to Exhibit 10.19 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013. (NOTE: New contract pending)

10.21 - Purchase Report - T-500 A/C Tractor, Costal Engine Service (2013) Incorporated by reference to Exhibit 10.21 to Company's 10-K for 2013 filed April 15, 2014.

10.22 - Note and Agreement - Legal services rendered by International Business Law Firm PC to Baltia Air Lines, effective April 29, 2015, and extended to September 30, 2016.

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

10.30 - Workers Compensation and Liability Insurance - NY - State Insurance fund. 4-6-2015 through 4-6-2016. Incorporated by reference to Exhibit 10.30 to Company's 10-Q for period ending March 31, 2015, filed May 14, 2015

10.31 - Workers Compensation and Liability Insurance - Michigan - Travellers - 4-6-2015 through 4-6-2016. Incorporated by reference to Exhibit 10.31 to Company's 10-Q for period ending March 31, 2015, filed May 14, 2015

10.32 - Employment contracts - senior management, executed but not in effect pending FAA certification or commencement of revenue flight operations.

10.33 - Claim of Lien and transmittal correspondence - Kalitta Maintenance, May 20, 2015.

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

DATED: August 18, 2015

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

/s/ Igor Dmitrowsky Date: August 18, 2015
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)

EXHIBIT 3.2

BALTIA AIR LINES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Igor Dmitrowsky, Chief Executive Officer and Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

/s/ Igor Dmitrowsky Date: August 18, 2015
------------------------
Igor Dmitrowsky
Chief Executive Officer and Chief Financial Officer (principal accounting officer)