Form 10-K/A
period 2014-12-31
BALTIA AIR LINES INC
filed 2015-09-10
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Date of Report: September 10, 2015)

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

EXPLANATORY NOTE:

This amendment is made to submit the audited financial statements and financial notes as reviewed by the Company's new certifying accountant, with his certifying report, and to correct Items 9, 12, and 13 of the Company's filed 10-K report, filed on April 15, 2015. While the basic financial statements are unchanged for both years 2013 and 2014 in this filing, there are minor corrections in the notes to those statements. In addition to the corrections identified by the new auditing accountant, this amendment includes corrections resulting from a recent review of the issued shares of the Company. This review identified several miscalculations with respect to four of the officers of the Company, one mathematical error, and several corrections based on a misunderstanding of the report from the Transfer agent, and non-recognition of shares previously owned by one of the officers. This filing is made in its entirety, including new XBRL exhibits, though it incorporates by reference contract exhibits previously filed with the original unaudited 10-K.

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

We reported net losses of $15,403,415 and $6,868,196 for the years ended December 31, 2014 and 2013, respectively, an increase of $8,535,219 or 125%. This increase is primarily attributable to the $7,909,875 increase in general and administrative expenses and the $585,216 increase in FAA certification costs, which have been incurred in completing Phase II and starting Phase III of the FAA Flight Certification Process. In order to comply with the requirements of Phase III of the certification process, the Company needed to engage experienced flight crew, administrative and support staff, and other required personnel.

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

On April 9, 2015, Baltia's independent auditor, Mr. Terry L. Johnson, having completed his financial reports for the audit, advised the Company that he was unable to certify the filing. The Company could not complete a new audit prior to the deadline, and hired a new auditor, Mr. John Scrudato, as reported on Form 8-K filed June 24, 2015. The audited financial statements and certification by the new auditor are filed in this amendment.

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

C. Nominations for Director:

No recent nominations.

Item 11. Executive Compensation.

Minimal weekly base salaries of $500 plus bonuses have been paid to executive officers commencing the second quarter of fiscal year ended December 31, 2014. No executive officer was paid a base salary in fiscal year ended December 31, 2013, though other compensation was paid. During the fiscal year ended December 31, 2014, no executive options were granted.

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

** Mr. Clare was paid salary and other compensation of $769,361 and $427,350 for the years ended December 31, 2014 and 2013, respectively, which represents amounts paid him for exceptional services rendered.

** Russell Thal earned salary and other compensation of $107,800 and $46,500 for services provided the Company during the years ended December 31, 2014 and 2013.

** Mr. Kaplinsky was paid additional compensation of $11,968 and $15,800 for services provided the Company during the years ended December 31, 2014 and 2013.

EMPLOYMENT AGREEMENTS

The Company has no individual employment agreements with any of its executive officers or employees in effect at this time.

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

Item 13. Certain Relationships and Related Transactions.

Mr. Vick Luis Bolanos was elected to the Baltia board of directors while he was, and remains, president and chairman of Eastern Construction & Electric, Inc. The transaction between Baltia and Eastern was made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the lender; and did not involve more than the normal risk of collectibility or present other unfavorable features. This transaction is discussed further in Note 8 to the Financial Statements infra .

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

During the year ended December 31, 2014 and 2013, the Company issued 0 and 19,000,000, respectively, restricted shares of its $0.001 par value common stock to officers and directors. These restricted shares were valued at $0 and $1,980,000, respectively, or a weighted average price of approximately $ 0 and $0.018 per share, respectively. Its president and CEO was charged additional compensation of $ 0 and $15,000, which represents one hundred percent of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2014 and 2013, respectively. Also, during the years ended December 31, 2014 this officer received salary of $121,600 and for the year ended December 31, 2013 received other compensation (in lieu of salary) of $12,853. A second officer, vice president - finance, was paid salary and additional compensation of $769,361 and $427,350 for the years ended December 31, 2014 and 2013, respectively, which represents amounts paid him for services in connection with the formation of new equity capital. A third officer, vice president, was paid additional compensation of $107,800 and $46,500 for services provided the Company during the years ended December 31, 2014 and 2013, respectively. A fourth officer, corporate secretary, was additional compensation of $11,968 and $15,960 for services provided the Company during the years ended December 31, 2014 and 2013, respectively.

During 2014, Eastern Construction and Electric, Inc. of which Mr. Vick Luis Bolanos was elected and remains, president and chairman, purchased 190,000,000 shares of common stock for a total of $1,200,000 in four separate transactions.

Cash Investments: The Company has accepted investments involving cash, but in order to facilitate market transactions and investor transparency, the Company will be limiting such practice or disclosing any significant series of transactions. Accredited investor Dr. Paul Ackerman has been issued shares using both cash and check as follows. On April 14, 2013, he invested $4,000 cash and $6,000 check for 2,000,000 shares. On January 26, 2014, he paid $20,000 in cash for 4,000,000 shares. On February 8, 2014, he paid $10,000 in cash for 2,000,000 shares. On February 22, 2014, he paid $20,000 in cash for 4,000,000 shares. On March 1, 2014, he paid $30,000 in cash for 3,000,000 shares. On April 5, 2014, he paid $10,000 in cash for 1,000,000 shares. On April 7, 2014, he paid $10,000 in cash for 2,000,000 shares. On May 5, 2014, he invested $4,000 in cash and $6,000 by check in purchasing 1,000,000 shares. On June 8, 2014, he invested $8,000 in cash and $12,000 by check in purchasing 2,000,000 shares. On June 29, 2014, he paid $10,000 in cash for 1,000,000 shares. On July 12, 2014, he invested $10,000 in cash and $10,000 by check in purchasing 2,000,000 shares. On July 19, 2014, he invested $4,000 in cash and $6,000 by check in purchasing 1,000,000 shares. On July 26, 2014, he invested $10,000 in cash and $10,000 by check in purchasing 2,000,000 shares. Pursuant to these investments, Dr. Ackerman was issued share certificates 5164, 5177, 5196, 5256, 5322, 5399, 5400, 5545, 5574, 5582, 5583, 5634.

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

PART IV.

Item 15. Exhibits and Financial Statements.

APPENDIX A - Financial Statements for the Years Ended December 31, 2014 ad 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Years Ended December 31, 2014 and 2013

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Baltia Air Lines, Inc.

We have audited the accompanying balance sheet of Baltia Air Lines, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. at December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
September 8, 2015

7 Valley View Drive Califon, New Jersey 07830
----------------------------------------------------------
Registered Public Company Accounting Oversight Board Firm

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

Baltia Air Lines, Inc.
STATEMENT OF OPERATIONS
(A Development Stage Company)
			From
			Inception to
	Years Ended December 31,		December 31,
	2014	2013	2014
			(Unaudited)

Revenue	$-	$-	$-

Cost and Expenses
General and administrative	13,820,392	5,910,517	100,505,804
FAA certification costs	1,400,198	814,982	5,361,389
Training	-	-	225,637
Depreciation	56,094	16,488	442,522
Other	-	-	568,245
Interest	126,731	122,609	1,810,124
Loss on sale of assets	-	-	1,607,183

Total costs and expenses	15,403,415	6,864,596	110,520,904

Net loss before income taxes	(15,403,415)	(6,864,596)	(110,520,904)

Provision for income taxes	-	3,600	23,018

Deficit accumulated during development stage	$(15,403,415)	$(6,868,196)	$(110,543,922)

Net loss per weighted share, basic and fully diluted	$(0.004)	$(0.002)

Weighted average number of common shares outstanding, basic and fully diluted	4,302,033,740	2,984,068,462
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

Cash flows from financing activities
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

Valuation of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment, and records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. There was no impairment charges during the years ended December 31, 2014 and 2013.

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

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
5. Stock options and Warrants (continued)

Warrants

For the years ended December 31, 2014 and 2013, warrant activity was as follows:

Warrants Outstanding				Warrants Exercisable
	Number	Weighted		Number
	Outstanding	Average	Weighted	Exercisable	Weighted
	At	Remaining	Average	At	Average
Exercise	December 31,	Contractual	Exercise	December 31,	Exercise
Price	2014	Life	Price	2014	Price

$0.02	480,000	0.26	$0.02	480,000	$0.02
				-
$0.05	20,075,000	0.38	$0.05	20,075,000	$0.05
				-
$0.08	4,458,333	0.30	$0.08	4,458,333	$0.08
				-
$0.10	252,500	0.12	$0.10	252,500	$0.10
				-
$0.25	156,000	0.16	$0.25	156,000	$0.25

	25,421,833	0.80	$0.06	25,421,833
	Number of	Weighted	Remaining
	Warrants	Average	Term
	Outstanding	Price	(In Years)

Warrants outstanding at December 31, 2013	60,428,066	$0.07	1.19

Granted in 2013	32,046,508		-
Exercised	-	-	-
Canceled in 2013	20,146,566

Warrants outstanding at December 31, 2013	72,328,008	$0.05	0.80
		0.05
Granted in 2014	327,500
Exercised	-
Canceled in 2014	47,233,675

Warrants outstanding at December 31, 2014	25,421,833	$0.06	0.80

Warrants exercisable at December 31, 2014	25,421,833

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014
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
The Company also leases office space for its administrative offices in St. Petersburg, Russia under the terms of an operating lease which expires on September 1, 2015. The payments are charged rental expense as incurred. Rental payments for the year ended 2014 and 2013 were approximately $15,000, and are included in general administrative expenses in the statement of operations. Future minimum payments are $10,000 for the year ending December 31, 2015.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

10. Related Party

During the year ended December 31, 2014 and 2013, the Company issued 0 and 19,000,000, respectively, restricted shares of its $0.001 par value common stock to officers and directors. These restricted shares were valued at $0 and $1,980,000, respectively, or a weighted average price of approximately $ 0 and $0.018 per share, respectively. Its president and CEO was charged additional compensation of $ 0 and $15,000, which represents one hundred percent of the rent the Company paid for its original corporate headquarters during the years ended December 31, 2014 and 2013, respectively. Also, during the years ended December 31, 2014 this officer received salary of $121,600 and for the year ended December 31, 2013 received other compensation (in lieu of salary) of $12,853. A second officer, vice president - finance, was paid salary and additional compensation of $769,361 and $427,350 for the years ended December 31, 2014 and 2013, respectively, which represents amounts paid him for services in connection with the formation of new equity capital. A third officer, vice president, was paid additional compensation of $107,800 and $46,500 for services provided the Company during the years ended December 31, 2014 and 2013, respectively. A fourth officer, corporate secretary, was additional compensation of $11,968 and $15,960 for services provided the Company during the years ended December 31, 2014 and 2013, respectively.

During 2014, Eastern Construction and Electric, Inc. of which Mr. Vick Luis Bolanos was elected and remains, president and chairman, purchased 190,000,000 shares of common stock for a total of $1,200,000 in four separate transactions.

11. Subsequent Events

In June of 2015, Kalitta Air, LLC d/b/a Kalitta Maintenance filed a lien to accomplish security for credit extended to Baltia Air Lines by Kalitta under a contract for maintenance. This procedure was in the ordinary course of business and is not evidence of any disagreement Kalitta and Baltia Air lines or that Baltia Air Lines is not paying its obligations. The Company has evaluated subsequent events through the date these financial statements were issued and has determined that there are no subsequent events or transactions requiring recognition or disclosure in the financial statements.

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

10. MATERIAL CONTRACTS

10.1.- Fuel Agreement, World Fuel Services Inc., initial term September 1, 2013 to September 1, 2016, automatic renewal for one year extensions unless terminated. Incorporated by reference to Exhibit 10.1 to Company's Form 10-K for period ending December 31, 2014, filed April 15, 2015.

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

10.28 - Jeppessen Sanderson, Inc. Services Agreement dated February 3, 2014 effective to February 3, 2019, automatic extension for one-year additional terms unless terminated as provided.Incorporated by reference to Exhibit 10.28 to Company's Form 10-K for period ending December 31, 2014, filed April 15, 2015.

10.29 - 121 Inflight Catering, Inc., Services Agreement dated October 7, 2014 effective to October 7, 2015. Incorporated by reference to Exhibit 10.29 to Company's Form 10-K for period ending December 31, 2014, filed April 15, 2015.

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

Date: September 10, 2015

____/s/__ Igor Dmitrowsky
By: Igor Dmitrowsky, President, CEO and CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
____/s/__ Igor Dmitrowsky Igor Dmitrowsky	Chairman, CEO and CFO (Principal Executive Officer and Principal Accounting Officer)	September 10, 2015
____/s/__ Walter Kaplinsky Walter Kaplinsky	Secretary and Director	September 10, 2015
____/s/__ Andris Rukmanis Andris Rukmanis	V.P. Europe and Director	September 10, 2015
____/s/__ Vick Luis Bolanos Vick Luis Bolanos	Director	September 10, 2015

Exhibit 31.1

BALTIA AIR LINES INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Igor Dmitrowsky, certify that:

1. I have reviewed this amended annual report on Form 10-K/A of Baltia Air Lines, Inc.;

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

Date: September 10, 2015

____/s/__ Igor Dmitrowsky Chairman, CEO and CFO ____September 10, 2015__
Igor Dmitrowsky (Principal Executive Officer)

____/s/__ Igor Dmitrowsky Chairman, CEO and CFO ____September 10, 2015__
Igor Dmitrowsky (Principal Accounting Officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report for Baltia Air Lines, Inc. (the "Company") on Form 10-K/A for the period ended December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the Report),

I, Igor Dmitrowsky, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: September 10, 2015

____/s/__ Igor Dmitrowsky Chairman, CEO and CFO ____September 10, 2015__
Igor Dmitrowsky
(Principal Executive Officer)

____/s/__ Igor Dmitrowsky Chairman, CEO and CFO _____ September 10, 2015__
Igor Dmitrowsky
(Principal Accounting Officer)