Form 10-K/A
period 2014-12-31
BALTIA AIR LINES INC
filed 2015-10-28
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Date of Report: October 28, 2015)

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2014 is $42,085,431
The number of shares of the registrant's common stock outstanding as of March 20, 2015 was 5,806,560,449
EXPLANATORY NOTE: This amendment is made to correct the signature on the Report of the Registered Public Accounting Firm filed with the Company's 10-K/A for FY 2014 on September 10, 2015. Mr. Scrudato, the principal in the firm of Scrudato & Co., PA, signed the Report using his own name rather than that of the company. This change is indicated by the strikeout in this amended filing, and since all other parts of the filing are unchanged, only the the changed Report (Page F-1) is included herein.

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

 ~~/s/ John Scrudato CPA~~
/s/ Scrudato & Co., PA

Califon, New Jersey
September 8, 2015

7 Valley View Drive Califon, New Jersey 07830
----------------------------------------------------------
Registered Public Company Accounting Oversight Board Firm

F-1

SIGNATURE	TITLE	DATE
/s/ Igor Dmitrowsky Igor Dmitrowsky	Chairman, CEO and CFO (Principal Executive Officer and Principal Accounting Officer)	October 28, 2015