Form 10-K
period 2015-12-31
BALTIA AIR LINES INC
filed 2016-04-14
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Mark One
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2015
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

BALTIA AIR LINES, INC.

(Exact name of Registrant as specified in its charter)

NEW YORK (State of Incorporation)	11-2989648 (IRS Employer Identification No.)
JFK International Airport, Terminal 4, Room 262.089, Jamaica, NY 11430 (Address of principal executive offices) (718) 917-8052 (Registrant's telephone number, including area code)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The aggregate market value of the voting common equity held by non-affiliates as of December 31, 2015 is $ 6,703,843
The number of shares of the registrant's common stock outstanding as of March 31, 2016 was 8,111,449,414

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

In the last quarter of 2010, Baltia purchased a Boeing 747 aircraft from Kalitta Air. The Company plans to replace the Boeing 747 with a leased airplane in 2016 and plans to expand its fleet of airplanes. Baltia will carry airline liability insurance as required for a US airline by DOT regulation. Baltia carries will carry airline liability insurance as required for a US airline by DOT regulation.

Following the commencement of service on the JFK-St. Petersburg route, Baltia's objective is to develop its route network to Russia, Latvia, Ukraine, and Belarus.

Baltia intends to provide passenger and cargo service on its authorized routes.

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa and SAS are the leading competitors in the US-Russia market. KLM, British Airways, Air France, Austrian Airlines, Ukraine Airlines and Swiss International also provide service. United Airlines code shares with Swiss International and Lufthansa flights into St. Petersburg. Delta code-shares between JFK and Moscow. Two Russian airlines, Aeroflot and Transaero, operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia intends to apply.

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

Baltia intends to initiate service carrying passengers and cargo. Baltia has passenger service and ground service arrangements at JFK and at Pulkovo II Airport in St. Petersburg. As a US carrier flying into a foreign country, Baltia will be eligible to the same degree of priority that a foreign carrier receives when arriving in the US.

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

As of December 31, 2015, Baltia's staff of thirty-one includes professionals with airline experience.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Properties.

The Company rents space and has headquarters at Terminal Four, JFK Airport, and rents space at Willow Run Airport, Ypsilanti, Michigan, for its base of operations.

Item 3. Legal Proceedings.

During 2015, Baltia was sued for non-payment of rent which was withdrawn by stipulation without prejudice. Rent due is reported as an account payable.

During 2015, SEC Enforcement Division conducted a confidential investigation of Baltia. As of December 31, 2015 Baltia was subject to potential enforcement action. On March 15, 2016, the SEC officially closed the investigation as having no intent to recommend enforcement.

Item 4. Reserved

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table sets forth the high and low sales prices, as quoted by the OTCBB, for our common stock for each quarter during our two most recent fiscal years ended December 31, 2014 and 2015. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Quarter Ended	High	Low
March 31, 2014	.04	.01
June 30,2014	.03	.02
September 30, 2014	.02	.01
December 31, 2014	.02	.01
March 31, 2015	.0109	.0099
June 30, 2015	.0047	.0035
September 30, 2015	.0048	.0038
December 31, 2015	.0015	.0012

The Company currently estimates that there are approximately 4,935 holders of record of its common stock. Given its continuing need to retain any earnings to fund its future operations and desired growth, the Company has not declared or paid, nor does it currently anticipate declaring or paying for the foreseeable future, any dividends on the Company's common stock.

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

Baltia has been in Phase III of the FAA Air Carrier Certification throughout year 2015 pending passage of the evacuation test, which remains pending at years end. Upon completion of the Air Carrier Certification, Baltia intends to commence scheduled non-stop service from its Base of Operations at Terminal 4, JFK Int'l Airport in New York to Pulkovo II Int'l Airport of St. Petersburg.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During 2015 the Company lacked sufficient cash for payment of ongoing operating expenses, has incurred operating losses and experienced negative cash flows from operations since inception. The Company has funded its activities through December 31, 2015 almost exclusively from debt and equity financings. For the years ended December 31, 2015 and 2014, the Company raised approximately $6.6 and $9.8 million, respectively, from private placements, funds needed to continue with the certification process, a process that must be completed before it can commence revenue service.

The Company's operational success may be dependent upon its timely procuring significant external debt and/or equity financing to fund its immediate and nearer-term operations, and subsequently realizing operating cash flows from ticket sales sufficient to sustain its longer-term operations and growth initiatives.

PLAN OF OPERATION

As indicated above, we continued to finance our operations through the issuance of our common stock during 2014 and 2015. Until revenue operations begin, our monthly expenditures for administrative and regulatory compliance can be controlled at about $120,000-$150,000. At the time flight service is inaugurated, the Company plans to employee approximately 30 management and 50 crew members and staff.

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund operations to complete certification.

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

Valuation of Long-Lived Assets

We review the recoverability of our long- lived assets, including buildings, equipment and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset, an impairment loss is recognized for the difference between estimated fair value and carrying value. Our primary measure of fair value is based on discounted cash flows. The measurement of impairment requires management to make estimates of these cash flows related to long-lived assets, as well as other fair value determinations

The Company periodically reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. The company determined that its Airplane was impaired, which resulted in impairment loss of $2,079,035. The impairment loss is recorded as a component of "Operating expenses" in the Income Statement for 2015.

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

Our primary type of share-based compensation consists of stock-based awards. We use the fair value method in accordance with ASC 718. We also may use stock options. We use the Black-Scholes option pricing model in valuing options. No stock options were issued during the year ended December 31, 2015. All outstanding stock options were canceled in 2012. All warrants have expired.

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

RESULTS OF OPERATIONS

We had no revenues during the fiscal years ended December 31, 2014 and 2015, because (1) we did not fly aircraft in passenger, charter, or freight service, and (2) we could not sell tickets for those services.

For the years ended December 31, 2015 and 2014, general and administrative expenses were $3,398,094 and $13,820,392, respectively, a decrease of $10,422,298, or 75%. This decrease resulted from the general and administrative costs incurred in connection with aircraft maintenance.

FAA certification costs increased $1,083,546, or 77% for the year ended December 31, 2015 from $1,400,198 reported for the year ended December 31, 2014. This increase resulted from the additional costs incurred for FAA certification activities in connection the air certification process.

We reported net losses of $8,338,134 and $15,403,415 for the years ended December 31, 2015 and 2014, respectively, a decrease of $7,065,281 or 46%. This decrease is primarily attributable to the $10,422,298 decrease in general and administrative expenses, partially offset by increases in FAA certification costs of $1,083,546, increases in impairment charges of $2,079,15 increases in depreciation of $156,179 and increases in interest of $38,157.

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

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of December 31, 2015, we had cash of $0 a decrease of $185,613 from the cash balance of $185.613, reported at December 31, 2014. At December 31, 2015, our stockholders'deficit was $3,372,310, an increase of $1.594.537 from the stockholders'deficit balance of $1,777,773 reported at December 31, 2014.

Our operating activities utilized $7,303,540 in cash during the fiscal year ended December 31, 2015, a decrease of $1,837,405 from the $9,140,945 in cash utilized during the fiscal year ended December 31, 2014.

Our financing activities provided $6,815,634 and $9,894,043 in cash during the fiscal year ended December 31, 2015 and 2014, respectively.

We had no significant planned capital expenditures, budgeted or otherwise, as of December 31, 2015, except continuous support in air carrier certification activities.

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

Item 8. Financial Statement Supplementary Data.

None.

Item 9. Changes in and Disagreements with Accountants on Accounting And Financial Disclosures

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Prior to conducting an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) for year 2015, Igor Dmitrowsky then President, CEO and Chief Financial Officer, died of natural causes on January 4, 2015. Based upon a subsequent evaluation, our current chief executive and financial officer concluded that the Company's disclosure controls and procedures were in need of modification, and, as of December 31, 2015, were not effective to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table summarizes certain information with respect to the executive officers and directors of the board :

Name	Age	Position
Igor Dmitrowsky	61	President, CEO, CFO, Chairman of the Board (deceased January 4, 2016)
Russell Thal	82	Executive Vice President (elected President and Chairman, by Board on January 5, 2016)
Barry Clare	57	Vice President Finance
Walter Kaplinsky	78	Secretary, Director
Andris Rukmanis	54	Vice President Europe, Director
Vick Luis Bolanos	56	Director

Our directors serve until the next annual meeting and until their successors are elected and qualified. Our officers are appointed to serve for one year until the meeting of the board of directors following the annual meeting of stockholders and until their successors have been elected and qualified. There are no family relationships between any of our directors or officers.

A. Board of Directors:

Igor Dmitrowsky

Igor Dmitrowsky, chairman and president, chief executive officer and CFO, founded the Company in August 24, 1989. Managing daily operations of the Company had been his full-time occupation and executive profession throughout those years. The centralized control of the Company by a single person is being modified following his death. No organization to which Mr. Dmitrowsky had been associated is a parent, subsidiary or other affiliate of Baltia Air Lines.

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

B. Executive Officers In Addition to Mr. Dmitrowsky, Mr. Kaplinsky, and Mr. Rukmanis:

Russell Thal

Russell Thal, executive vice president, joined the Company in year 2000, and has since been working for Baltia. No organization to which Mr. Thal has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc.

Barry Clare

Barry Clare, vice president of finance, joined the Company in 2006 and has been working with Baltia since 2006. No organization to which Mr. Clare has been associated is a parent, subsidiary or other affiliate of Baltia Air Lines, Inc.

C. Nominations for Director:

No new nominations during 2015. Nominations subsequent to the death of Igor Dmitrowsky in 2016 are incorporated by reference to Company's Exhibit 1 of Form 8-K/A filed February 10, 2016.

Item 11. Executive Compensation.

Minimal weekly base salaries of $500 plus bonuses have been paid to executive officers commencing the second quarter of fiscal year ended December 31, 2014, and throughout fiscal year 2015. During the fiscal year ended December 31, 2015, no executive options were granted.

During the fiscal year ended December 31, 2015, no executive stock options were issued or exercised.

No shares were issued to executive officers in 2015.

SUMMARY COMPENSATION TABLE

Name & Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock awards* ($) (e)	Option awards* ($) (f)	Non-equity incentive plan compensation ($) (g)	Change in Pension Value and Non-qualified deferred compensation ($) (h)	All Other Compensation ($)** (i)	Total ($) (j)
Igor Dmitrowsky President, CEO	2015 2014	$ 44,534 19,600	$ 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 102,000	$ 44,534 121,600
Barry Clare Vice-President	2015 2014	$ 64,033 20,850	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 31,844 748,511	$ 95,877 769,361
Russell Thal Vice-President	2015 2014	$ 45,867 52,600	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 46,000 55,200	$ 91,867 107,800
Walter Kaplinsky Secretary	2015 2014	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 17,905 17,905	$ 11,968 15,800
Andris Rukmanis VP, Europe	2015 2014	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0	$ 0 0

* These columns represent the grant date fair value of the awards as calculated in accordance with FASB ASC Topic 718, Compensation - Stock Compensation.

** Mr. Dmitrowsky received salary and other compensation of $44,534 and $121,600 the years ended December 31, 2015 and 2014, respectively for services provided to the Company.

** Mr. Clare was paid salary and other compensation of $95,877 and $769,361 for the years ended December 31, 2015 and 2014, respectively, which represents amounts paid him in connection with the raise of new equity capital.

** Russell Thal earned salary and other compensation of $91,867 and $107,800 for services provided the Company during the years ended December 31, 2015 and 2014.

** Mr. Kaplinsky was paid additional compensation of $17,905 and $11,968 for services provided the Company during the years ended December 31, 2015 and 2014.

EMPLOYMENT AGREEMENTS

The Company has no current individual employment agreements with any of its executive officers or employees.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2015, there were 7,555,755,534 shares of common stock, par value $0.0001 outstanding. The following table sets forth, as of December 31, 2015, the ownership of the Company's Common Stock by (i) each director and officers of the Company, (ii) all executive officers and directors of the Company as a group, and (iii) all other persons known to the Company to own more than 5% of the Company's Common Stock. Each person named in the table has or shares voting and investment power with respect to all shares shown as beneficially owned by such person.

Directors and Officers	Common Shares Beneficially Owned	Percent of Total Outstanding, %
Igor Dmitrowsky 63-26 Saunders St., Suite 7-I Rego Park, NY 11374	851,654,266 *	11.272
Russell Thal 26 Ridge Drive Port Washington, NY 11050	26,850,000	0.355
Barry Clare 4319 215th St. Bayside, NY 11361	147,003,998 **	1.946
Vick Luis Bolanos 633 Monroe St. Riverside, NJ 08075	534,254,501	7.071
Walter Kaplinsky 2000 Quentin Rd. Brooklyn, NY 11229	15,500,000	0.205
Andris Rukmanis Kundzinsala, 8 Linija 9. Riga, Latvia LV-1005	6,468,750	0.086
Shares of all directors and executive officers as a group (6 persons)	1,581,731,515	20.934%
Other 5% Owners	Common Shares Beneficially Owned	Percent of Total Outstanding, %
John A. Drago 1911 Route 110, Farmingdale, NY 11735	1,008,173,896	13.343

* - an error in the summation of the previously issued stock was discovered and corrected in a Form 5 filing on April 30, 2015.
** - an share audit revealed error in the summation of the previously issued stock and this was corrected in a Form 5 filing on May 20, 2015.

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

The principal of $1.150 million remained outstanding during 2014 and accrued interest of $508,875 was outstanding as of December 31, 2015. By agreement of Parties, no interest was paid in 2014, and the rate of interest is 9% per annum. An amended, agreement was concluded and submitted in Company's 10-Q filing for 3rd quarter 2013, filed November 19, 2013, Exhibit 10.18 therein.

During the year related parties have continually invested material operating capital into the company at various times in exchange for shares discounted from closing market quotations due to liquidity and selling restrictions impacting the value of such transactions.

Item 14. Principal Accountant Fees and Services.

The Company paid its independent accountant $21,500 for services in providing an audit of the year ending December 31, 2015. The Company paid $12,000 for audit services for the year ending in December 31, 2014. All other Company accounting and tax preparations have been done in-house.

PART IV.

Item 15. Exhibits and Financial Statements.

APPENDIX A - Financial Statements for the Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Years Ended December 31, 2015 and 2014

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Baltia Air Lines, Inc.

We have audited the accompanying balance sheet of Baltia Air Lines, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders'equity and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baltia Air Lines, Inc. at December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, the Company has incurred significant accumulated deficits, recurring operating losses and a negative working capital. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
April 11, 2016

          7 Valley View Drive Califon, New Jersey 07830
Registered Public Company Accounting Oversight Board Firm

F-1

Baltia Air Lines, Inc.
BALANCE SHEETS
(A Development Stage Company)

	December 31,
	2015	2014

ASSETS
Current assets
Cash	$-	$185,613
Due From Former Employee	51,874	-
Due from the Estate of CEO/Founder	125,716	-
Shares of Common Stock to be Cancelled	1,488,536	-
Other current assets	-	24,908
Total current assets	1,666,126	210,521

Property and equipment, net	39,628	2,316,036

Other assets:
Security deposit and other	1,390	318,683
Total assets	$1,707,144	$2,845,240

LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,414,955	$1,951,465
Deposit - Common Stock Purchases	280,000	528,000
Note payable	559,783	385,523
Accrued Salaries	138,700	92,700
Accrued interest	536,016	515,325
Total current liabilities	3,929,454	3,473,013

Noncurrent liabilities
Long-term debt, net of discount	1,150,000	1,150,000
Total liabilities	5,079,454	4,623,013

Stockholders'equity (deficit)
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 7,986,000,000 shares authorized, 7,555,715,234 and 5,497,415,771 issued and outstanding at December 31, 2015 and 2014, respectively	755,570	549,741
Additional paid-in capital	114,753,511	108,215,743
Deficit accumulated during development stage	(118,882,056)	(110,543,922)
Total stockholders'equity (deficit)	(3,372,310)	(1,777,773)

Total liabilities and stockholders'equity (deficit)	$1,707,144	$2,845,240

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF OPERATIONS
(A Development Stage Company)

			From
			Inception to
	Years Ended December 31,		December 31,
	2015	2014	2015
			(Unaudited)

Revenue	$-	$-	$-

Cost and Expenses
General and administrative	3,398,094	13,820,392	103,903,898
FAA certification costs	2,483,744	1,400,198	7,845,133
Training	-	-	225,637
Depreciation	212,273	56,094	654,795
Other	-	-	568,245
Impairment charge	2,079,135		2,079,135
Interest	164,888	126,731	1,975,012
Loss on sale of assets	-	-	1,607,183

Total costs and expenses	8,338,134	15,403,415	118,859,038

Net loss before income taxes	(8,338,134)	(15,403,415)	(118,859,038)

Provision for income taxes	-	-	23,018

Deficit accumulated during development stage	$(8,338,134)	$(15,403,415)	$(118,882,056)

Net loss per weighted share, basic and fully diluted	$(0.001)	$(0.004)

Weighted average number of common shares outstanding, basic and fully diluted	6,479,059,153	4,302,033,740

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS'S EQUITY

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance, December 31, 2012	66,500	665	2,466,538,050	246,654	88,172,179	(88,272,311)	147,187

Stock issued and issuable for cash			701,621,438	70,162	4,062,352		4,132,514
Shares issued for services			127,967,500	12,796	2,273,171		2,285,967
Net loss						(6,868,196)	(6,868,196)

Balance, December 31, 2013	66,500	665	3,296,126,988	$329,612	$94,507,702	$(95,140,507)	$(302,528)

Stock issued and issuable for cash			1,974,254,019	197,425	9,707,018		9,904,443
Shares issued for services			232,534,764	23,254	4,060,873		4,084,127
Shares cancelled			(5,500,000)	(550)	(59,850)		(60,400)
Net loss						(15,403,415)	(15,403,415)

Balance, December 31, 2014	66,500	665	5,497,415,771	$549,741	$108,215,743	$(110,543,922)	$(1,777,773)

Stock issued and issuable for cash			2,075,755,030	207,575	6,433,799		6,641,374
Shares issued for services			(17,455,567)	(1,746)	103,969		102,223
Net loss						(8,338,134)	(8,338,134)

Balance, December 31, 2015	66,500	665	7,555,715,234	$755,570	$114,753,511	$(118,882,056)	$(3,372,310)

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF CASH FLOWS
(A Development Stage Company)

			From
			Inception to
	Years Ended December 31,		December 31,
	2015	2014	2015
			(Unaudited)
Cash flows from operations
Deficit accumulated during development stage	$(8,338,134)	$(15,403,415)	$(118,882,056)
Adjustment to reconcile deficit accumulated during development stage to cash used in operating activities:
Depreciation and amortization	212,273	56,094	654,795
Impairment charge	2,079,135	-	2,079,135
Amortization of loan discount		-	294,977
Expenses paid issuance of common stock and options	102,223	4,084,127	63,622,059
Loss on sale of assets			1,607,183
Changes in operating assets and liabilities:
Due from Former Employee	(51,874)	-	(51,874)
Due from the Estate of Founder	(125,716)	-	(125,716)
Shares of Common Stock to be Cancelled	(1,488,536)	-	(1,488,536)
Prepaid expenses and other current assets	24,908	(24,908)	400,301
Deposit - Common Stock Purchases	(248,000)		(248,000)
Accounts payable and accrued expenses	530,181	2,147,157	7,104,677
Net cash used by operating activities	(7,303,540)	(9,140,945)	(45,033,055)

Cash flows from investing activities
Purchase of equipment	(15,000)	(577,644)	(4,462,290)
Proceeds from sale of assets		-	144,164
Security deposit	317,293	(1,390)	(1,390)
Net cash used by investing activities	302,293	(579,034)	(4,319,516)

Cash flows from financing activities
Proceeds from issuance of common stock	6,641,374	9,844,043	47,533,792
Proceeds from issuance of preferred stock	-	-	2,753
Proceeds from notes payable	174,260	50,000	224,260
Loans from related parties		-	1,351,573
Repayment of related party loans		-	(368,890)
Principal payments on long-term debt		-	1,109,183
Acquisition of treasury stock		-	(500,100)
Net cash provided by financing activities	6,815,634	9,894,043	49,352,571

Net increase (decrease) in cash	(185,613)	174,064	-
Cash, beginning of period	185,613	11,549	-
Cash, end of period	$-	$185,613	$-

Supplemental cash flow disclosures:
Cash paid during the year for interest	$-	$-

The accompanying footnotes are an integral part of these financial statements.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Cash and Cash Equivalents

For financial statement presentation purposes, we consider those short-term, highly liquid investments with original maturities of three months or less to be cash or cash equivalents. There are no cash equivalents at December 31, 2015 and 2014.

Fair Value of Financial Instruments

FASB ASC Topic 825, Financial Instruments ("ASC 825"), requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. FASB ASC 825 defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 2015 and 2014, the carrying value of certain financial instruments (cash and cash equivalents, accounts payable and accrued expenses.) approximates fair value due to the short-term nature of the instruments or interest rates, which are comparable with current rates.

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

DECEMBER 31, 2015

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

Valuation of Long-Lived Assets

The Company periodically evaluates its long-lived assets for potential impairment in accordance with ASC 360, Property, Plant and Equipment, and records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets'carrying amounts. There was no impairment charges during the year ended December 31, 2014.

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

Loss per Common Share

The Company complies with accounting and disclosure requirements of ASC 262, Earnings Per Share. Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share incorporates the dilutive effect of common stock equivalents on an average basis during the period. No adjustment was made to the weighted-average number of shares outstanding in the calculation of loss per share for the years ended December 31, 2015 and 2014.

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

DECEMBER 31, 2015

2. Summary of Significant Accounting Policies (continued)

The Company accounts for uncertain tax positions in accordance with the provisions of ASC 740. When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. As of December 31, 2015 and 2014, the Company did not have any uncertain tax positions.

Generally, tax fillings are no longer subject to income tax examinations by major taxing authorities for years before 2012. Any potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, state, and local tax laws. The Company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company's policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2015 and 2014, the Company has not accrued interest or penalties related to uncertain tax positions.

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

In November 2014, the FASB issued ASU 20-14-16, Derivatives and Hedging - Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance requires an entity to determine the nature of the host contract by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 andinterim periods beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted The Company is currently evaluating the impact that the adoption of this guidance will have on the Company's financial statements and related disclosures.

In January 2015, the FASB issued ASU 2015-1, Income Statement - Extraordinary and Unusual - Simplifying Income Presentation by Eliminating the Concept of Extraordinary Items. The guidance eliminates from GAAP the concept of extraordinary items. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted The Company is currently evaluating the impact that the adoption of this guidance will have on the Company's financial statements and related disclosures.

BALTIA AIR LINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the Securities Exchange Commission (the "SEC") did not or are not believed by management to have a material impact on the Company's present or future financial statements

3. Shares of Common Stock to be canceled

After the death of the CEO/Founder in January 2016, the Company discovered that he was holding approximately 45M in common stock certificates issued in 2015 and previous fiscal years but never distributed to various service providers. For the years these certificates were originally issued, the value of the services was expensed to Operating Expenses in the Income Statement. For 2015 the Company is recording a benefit of $1,488,536 to Operating Expenses in the Income Statement. In 2016, the Company will be canceling these certificates.

4. Property and Equipment

A summary of property and equipment is as follows:

	Estimated Useful Life	2015	2014

Airplane	10- 15 years	$-	$2,079,135
Office equipment and other	5 - 7 years	448,751	433,751
Less accumulated depreciation		(409,123)	(196,850)

		$39,628	$2,316,036

Current depreciation		$212,273	$56,094

Impairment of Long-Lived Assets and Amortizable Intangible Assets

The Company follows ASC 360-10, "Property, Plant, and Equipment," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the 2015 year the company determined that its airplane valued at $2,079,135 was fully impaired and recorded a charge to income for that amount.

BALTIA AIR LINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

5. Stockholders'Equity

Description of Securities

Common Stock

We are authorized to issue 7,986,000,000 shares of common Stock at $.0001 par value per share. As of December 31, 2015, a total of 7,555,715,234 shares of common Stock were issued and outstanding and held by approximately 4,500 shareholders. Holders of common Stock are entitled to receive dividends, when and if declared by the board of directors, subject to prior rights of holders of any Preferred Stock then outstanding and to share ratably in the net assets of the company upon liquidation. Holders of common Stock do not have preemptive or other rights to subscribe for additional shares. The Certificate of Incorporation does not provide for cumulative voting. Shares of common Stock have equal voting, dividend, liquidation and other rights, and have no preference, exchange, or appraisal rights.

Preferred Stock

We are authorized to issue up to a maximum of two million shares of preferred stock. At December 31, 2015, 66,500 shares of preferred stock were issued and outstanding. We can issue these shares upon the adoption of a resolution by the board of directors. Our preferred stock is not entitled to share in any dividends declared on the Common Stock and has no voting rights. Each share is convertible in to 3 shares of common. The liquidation preference is set by this conversion formula and results in a pro rata claim on the Company's assets based upon the underlying common shares issuable (199,500) upon conversion.

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

2014

Stock Issued for Services

We issued 232,534,764 shares of our common stock in exchange for services. The shares were valued at $4,084,127 or approximately $0.018 per share, which reflected the weighted average market value at the time of issuance.

2015:

Stock Issued for Cash

We issued 2,075,755,030 shares of our common stock in exchange for receiving a total of $6,433,799 in cash net of offering expenses. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration transactions by an issuer not involving any public offering.

Stock Issued for Services

We issued (net of cancellations) (17,455,567) shares of our common stock in exchange for services. The shares were valued at $102,223 or approximately $0.058 per share, which reflected the weighted average market value at the time of issuance.

BALTIA AIR LINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

6. Stock options and Warrants

Stock Options

No stock options were issued during the year ended December 31, 2015.

Warrants

For the years ended December 31, 2015 and 2014, warrant activity was as follows:

	Number of	Weighted	Remaining
	Warrants	Average	Term
	Outstanding	Price	(In Years)

Warrants outstanding at December 31, 2013	72,328,008	$0.05	0.80
Granted in 2014	327,500	-	-
Exercised	-	-	-
Canceled in 2014	47,233,675	-	-
Warrants outstanding at December 31, 2014	25,421,833	$0.06	0.80
Granted in 2015	-	-	-
Exercised	-	-	-
Canceled in 2015	25,421,833	-	-
Warrants outstanding at December 31, 2015	-	-	-

BALTIA AIR LINES, INC.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

7. Income Taxes

The Company has approximately $71.8 million in available net operating loss carryovers available to reduce future income taxes. These carryovers expire at various dates through the year 2034. The Company has adopted ASC 740, Accounting for Income Taxes which provides for the recognition of a deferred tax asset based upon the value the loss carry-forwards will have to reduce future income taxes and management's estimate of the probability of the realization of these tax benefits. We have determined it more likely than not that these timing differences will not materialize and have provided a valuation allowance against our entire net deferred tax asset of approximately $24.2 million.

Utilization of federal and state NOL and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of NOL and tax credit carry-forwards before full utilization.

8. Commitments and Contingencies

The Company leases office space for its administrative offices which expired on August 15, 2015. The Company also leases an airport terminal facility on a month to month basis. The payments are charged to rental expense as incurred. Rental payments for these two operating leases for the years ended December 31, 2015 and 2014 were $533,000 and $438,000 and are included in general administrative expenses in the statement of operations.

The Company also leases office space, an airport terminal facility at Willow Run Airport, and other facilities under terms of an operating lease, which expire on August 31, 2016. The payments are charged to rental expense as incurred. Rental payments for the years ended December 31, 2015 and 2014 were $151,000 and $23,000, respectively, and are included in general administrative expenses in the statement of operations. Future minimum payments are $20,800 for the years ended December 31, 2016.

The Company also leases office space for its administrative offices in St. Petersburg, Russia under the terms of an operating lease which expires on February 1, 2017. The payments are charged rental expense as incurred. Rental payments for the year ended 2015 and 2014 were approximately $18,000 and $15,000 respectively, and are included in general administrative expenses in the statement of operations. Future minimum payments are $18,000 for the years ended December 31, 2016.

BALTIA AIR LINES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2015

9. Long-Term Debt-Related Party

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

10. Development Stage Activities and Going Concern

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

Currently, the Company has a minimum cash balance available for the payment of ongoing operating expenses, which would allow it to cover its operational costs and allow it to continue as a going concern, and it has incurred operating losses and experienced negative cash flows from operations since inception. The Company has a deficit accumulated as of December 31, 2015 of approximately $118.8 million. The Company has funded its activities through December 31, 2015 almost exclusively from debt and equity financings. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

For the years ended December 31, 2015 and 2014, the Company raised approximately $6.6 and $9.9 million, respectively, from private placements, funds needed to continue with the certification process, a process that must be completed before it can launch nonstop revenue service to Russia with its 747 aircraft. In addition to raising funds from private placements, the Company supplemented the financing of its ongoing operations through the issuance of common stock to pay operating expenses not paid with cash raised from the private placements. The continued operations of the Company over the long-term is dependent upon implementing airline service that will generate profits; until such time, however, it will continue to require substantial funds to continue with its aircraft and operational certification and carry out its business plan. In order to meet its ongoing operating cash requirements, management's plans include financing activities such as private placements of its common stock and the continued issuance of common stock for services rendered by vendors, consultants, and other professionals. Management has also considered the overall pipeline effect that enhances the initial cash position of a startup carrier. It is the industry practice for passengers to purchase tickets in advance of their flights while service vendors bill the carrier later. So that a new airline will not fly empty on day one, approximately 30 days prior to the expected inaugural date, the DOT authorizes sales of tickets and cargo. Such funds from advance sales, estimated at approximately $3 million for the company, accumulate in an escrow account, and are released upon the issuance of the air carrier certificate.

BALTIA AIR LINES, INC.

OTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2014

10. Development Stage Activities and Going Concern (continued)

In the event we do not generate sufficient funds from revenues or financing through the issuance of our common stock or from debt financing, we may be unable to fully implement our business plan and pay our obligations as they become due, any of which circumstances would have a material adverse effect on our business prospects, financial condition, and results of operations

While the Company believes it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence

11. Related Party

During the years ended December 31, 2015 and 2014 the President and CEO received salary of $44,534 and $121,600, respectively. A second officer, vice president - finance, was paid salary and additional compensation of $95,877 and $427,350 for the years ended December 31, 2015 and 2014, respectively, which represents amounts paid him for negotiating services in connection with the raise of new equity capital. A third officer, vice president, was paid salary and additional compensation of $91,867 and $107,800 for services provided the Company during the years ended December 31, 2015 and 2014, respectively. A fourth officer, corporate secretary, was additional compensation of $17,905 and $11,968 for services provided the Company during the years ended December 31, 2015 and 2014, respectively.

During the year related parties have continually invested material operating capital into the company at various times in exchange for shares discounted from closing market quotations due to liquidity and selling restrictions impacting the value of such transactions.

12. Subsequent events

On February 22, 2016 the Company, and St. George Investments, LLC, a Utah limited liability company ("Lender"), entered into a Securities Purchase Agreement for the sale of (i) an unsecured promissory note (the "Note") in the principal amount of $655,000 and  (ii) a warrant (the "Warrant") exercisable for five years for 125,961,538 shares of common stock of the Company. The Company received net proceeds from the issuance of the Note in the amount of $500,000. The Note is due on August 22, 2016.

Item 6. Exhibits.

3. CORPORATE CERTIFICATES AND BYLAWS

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

3.1.10 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on September 14, 2015).Incorporated by reference to Exhibit 1 as reported on Baltia Air Lines's Form 8-K filed October 27, 2015.

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

10.5 - Aircraft and/or Engine Maintenance Services Agreement between Kalitta Air, LLC and Baltia Air Lines, Inc., and Letter Agreement to Extend Aircraft Maintenance Service Agreement between Kalitta Air and Baltia Air Lines, Inc. effective December 24, 2015 until December 24, 2017 with 1-year extension with 60-day notice.

10.10 - Certificate of Insurance, Port Authority of New York and New Jersey insured, Airport Premises, effective December 24, 2015 to December 24, 2016.

10.12 - John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.12.1 - Certificate of Insurance, JFK International Air Terminal LLC insured, Terminal 4 Leased space to Baltia Air Lines, Inc., effective December 24, 2015 to December 24, 2016.

10.14 - Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from August 19, 2015 until August 18, 2016.

10.14.2 - Certificate of Insurance, Wayne County Airport Authority insured, Detroit Metro Airport Premises, effective December 24, 2015 to December 24, 2016.

10.14.3 - Certificate of Insurance, Wayne County Airport Authority insured, LC Smith Airport Premises, effective September 15, 2015 to September 15, 2016. Incorporated by reference to Exhibit 10.14.3 to Company's 10-Q for period ending September 30, 2015, filed November 17, 2015.

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

10.29 - 121 Inflight Catering, Inc., Services Agreement dated October 7, 2014 effective to October 7, 2015. Incorporated by reference to Exhibit 10.29 to Company's 10-K for period ending December 31, 2014, filed April 15, 2015. (renewal pending flight operations)

10.30 - Workers Compensation and Liability Insurance - NY - State Insurance fund. 4-6-2015 through 4-6-2016. Incorporated by reference to Exhibit 10.30 to Company's 10-Q for period ending March 31, 2015, filed May 14, 2015 (cancelled)

10.31 - Workers Compensation and Liability Insurance - Michigan - Travellers - 4-6-2015 through 4-6-2016. Incorporated by reference to Exhibit 10.31 to Company's 10-Q for period ending March 31, 2015, filed May 14, 2015

10.32 - Employment contracts - senior management, executed but not in effect pending FAA certification or commencement of revenue flight operations. Incorporated by reference to Exhibit 10.32 to Company's 10-Q for period ending June 30, 2015, filed August 18, 2015.

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

Baltia Air Lines, Inc.

Date: April 14, 2016

/s/ Russell Thal
By: Russell Thal, President and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Russell Thal Russell Thal	Chairman and President (Principal Executive Officer)	April 14, 2016
/s/ Frank Acquavella Frank Acquavella	VP- Operations, Director	April 14, 2016
/s/ Walter Kaplinsky Walter Kaplinsky	Secretary, Director	April 14, 2016
/s/ Barry Clare Barry Clare	Executive VP, Director	April 14, 2016
/s/ Vick Luis Bolanos Vick Luis Bolanos	Director	April 14, 2016

Exhibit 31.1

BALTIA AIR LINES INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Russell Thal, certify that:

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

Date: April 14, 2016

/s/ Russell Thal
Chairman and President
Russell Thal
(Principal Executive Officer)

/s/ Anthony D. Koulouris
Interim Chief Financial Officer
Anthony D. Koulouris
(Principal Accounting Officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report for Baltia Air Lines, Inc. (the "Company") on Form 10-K for the period ended December 31, 2015 as filed with the Securities and Exchange Commission on the date hereof (the Report),

I, Russell Thal, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 14, 2016

/s/ Russell Thal
Chairman and President April 14, 2016
Russell Thal
(Principal Executive Officer)

/s/ Anthony D. Koulouris
Interim Chief Financial Officer April 14, 2016
Anthony D. Koulouris
(Principal Accounting Officer)