Form 10-K/A
period 2015-12-31
BALTIA AIR LINES INC
filed 2016-04-29
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1 - Dated: April 29, 2016

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

EXPLANATORY NOTE: This Amendment is filed to correct errors in Part Three - Item 12 which is filed herein in its entirety. The original filing did not have correct share totals for two of the officers, due to errors in the Forms 4 and 5 filed for them, and did not include the corrections found in last year's 10-K/A for fiscal year 2014 filed on September 10, 2015 wherein the errors were corrected. Only the Cover Page, the Table of Contents, the changed Part Three - Item 12 are included in this filing.
No other changes have been made to the Form 10-K. This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures or exhibits made in the original Form 10-K or subsequent amendments, other than as stated above.

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

Directors and Officers	Common Shares Beneficially Owned		Percent of Total Outstanding, %
Igor Dmitrowsky 63-26 Saunders St., Suite 7-I Rego Park, NY 11374	851,654,266	*	11.272
Russell Thal 26 Ridge Drive Port Washington, NY 11050	36,254,600	***	0.48
Barry Clare 4319 215th St. Bayside, NY 11361	147,003,998	**	1.946
Vick Luis Bolanos 633 Monroe St. Riverside, NJ 08075	534,254,501		7.071
Walter Kaplinsky 2000 Quentin Rd. Brooklyn, NY 11229	19,429,394	***	0.257
Andris Rukmanis Kundzinsala, 8 Linija 9. Riga, Latvia LV-1005	6,685,897		0.086
Shares of all directors and executive officers as a group (6 persons)	1,595,065,509		21.11%
Other 5% Owners	Common Shares Beneficially Owned		Percent of Total Outstanding, %
John A. Drago 1911 Route 110, Farmingdale, NY 11735	1,008,173,896		13.343

* An error in the summation of the previously issued stock was discovered and corrected in a Form 5 filing on April 30, 2015.
** A share audit revealed error in the summation of the previously issued stock and this was corrected in a Form 5 filing on May 20, 2015.
*** These entries were misreported in the original filing, having been corrected last year in an share audit.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Baltia Air Lines, Inc.

Date: April 29, 2016

/s/ Russell Thal
Chairman and President
Russell Thal
(Principal Executive Officer)

/s/ Anthony D. Koulouris
Interim Chief Financial Officer
Anthony D. Koulouris
(Principal Accounting Officer)