Form 10-Q
period 2016-03-31
BALTIA AIR LINES INC
filed 2016-05-20
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly Period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act of 1934). Yes [ ] No [X]
The number of shares of the registrant's common stock outstanding as of May 18, 2016 was 9,285,508,583.

Part I - Financial Information

ITEM 1 –Financial Statements:

Baltia Air Lines, Inc.
BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS

Current assets
Cash	$158,091	$-
Due From Former Employee	51,874	51,874
Due from the Estate of CEO/Founder	125,716	125,716
Shares of Common Stock to be Cancelled	1,488,536	1,488,536
Other current assets	-	-
Total current assets	1,824,217	1,666,126

Property and equipment, net	37,119	39,628

Other assets:
Security deposit and other	1,390	1,390

Total assets	$1,862,726	$1,707,144

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$2,353,166	$2,414,955
Deposit on common stock purchases	105,000	280,000
Promissory note payable	508,619	-
Notes payable	509,730	559,783
Accrued salaries	138,700	138,700
Accrued interest	561,891	536,016
Total current liabilities	4,177,106	3,929,454

Noncurrent liabilities
Long-term debt, net of discount	1,150,000	1,150,000

Total liabilities	5,327,106	5,079,454

Stockholders' equity (deficit)
Preferred stock, $0.01 par value; 2,000,000 shares authorized, 66,500 issued and outstanding	665	665
Common stock, $.0001 par value; 9,986,000,000 shares authorized, 8,111,409,114 and 7,555,715,234 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	811,139	755,570
Additional paid-in capital	115,294,304	114,753,511
Deficit	(119,570,488)	(118,882,056)

Total stockholders' equity (deficit)	(3,464,380)	(3,372,310)

Total liabilities and stockholders' equity (deficit)	$1,862,726	$1,707,144

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Operating expenses:
General and administrative	370,862	2,422,850
FAA certification costs	189,129	347,076
Depreciation	2,509	14,016
Total costs and expenses	562,500	2,783,942

Loss from Operations	(562,500)	(2,783,942)
Other Income (Expense)
Interest	(180,432)	(26,448)
Gain on sale of assets	54,500	-
Net Income (loss) for the period	(688,432)	(2,810,390)

Net loss per weighted share, basic and fully diluted	$(0.0001)	$(0.0005)

Weighted average number of common shares outstanding, basic and fully diluted	7,946,594,834	5,736,721,588

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF CHANGES IN STOCKHOLERS'S EQUTIY

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2014	66,500	665	5,497,415,771	$549,741	$108,215,743	$(110,543,922)	$(1,777,773)
Stock issued and issuable for cash			2,075,755,030	207,575	6,433,799		6,641,374
Shares issued for services			(17,455,567)	(1,746)	103,969		102,223
Net loss						(8,338,134)	(8,338,134)
Balance, December 31, 2015	66,500	665	7,555,715,234	$755,570	$114,753,511	$(118,882,056)	$(3,372,310)
Stock issued and issuable for cash			555,693,880	$55,569	391,931		447,500
Issue of warrants in connection with financing					148,862		148,862
Net loss						(688,432)	(688,432)
Balance, March 31, 2016	66,500	665	8,111,409,114	$811,139	$115,294,304	$(119,570,488)	$(3,464,380)

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operations

Net loss	$(688,432)	$(2,810,390)

Adjustment to reconcile deficit to cash used in operating activities:
Depreciation and amortization	2,509	14,016
Non - cash interest cost	2,481	-
Expenses paid issuance of common stock and options	148,862	355,967
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	-	11,143
Accounts payable and accrued expenses	(35,914)	(475,070)
Net cash used by operating activities	(570,494)	(2,904,334)

Cash flows from investing activities

Purchase of equipment	-	(15,000)
Net cash used by investing activities	-	(15,000)

Cash flows from financing activities
Notes payable	(50,053)	150,000
Proceeds from issuance of common stock	447,500	2,559,103
Net proceeds from issuance of promssory note	506,138	-
Deposit on common stock purchases	(175,000)	142,500
Net cash provided by financing activities	728,585	2,851,603

Net increase (decrease) in cash	158,091	(67,731)
Cash, beginning of period	-	185,613
Cash, end of period	$158,091	$117,882

Supplemental cash flow disclosures:

Cash paid during the year for interest	$490	$573

The accompanying footnotes are an integral part of these financial statements.

Baltia Air Lines, Inc.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Period ending March 31, 2016

1. Basis of Presentation

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2015 Annual Report on Form 10-K and should be read in conjunction with the notes to financial statements which appear in that report.

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

In the opinion of management, the information furnished in this Form 10-Q reflects all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three month periods ended March 31, 2016 and 2015. All such adjustments are of a normal recurring nature. The Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include some information and notes necessary to conform to annual reporting requirements.

Since inception, the Company's primary activities have been raising of capital, obtaining financing and obtaining FAA Certification from the U.S. Department of Transportation. We have not commenced our principal revenue producing activities. There is no assurance the Company will commence operation in the future or that those operations will be profitable.

2. Earnings/Loss Per Share

Net loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares outstanding (the denominator) for the period. Diluted earnings per share assumes that any dilutive convertible securities outstanding were converted, with related preferred stock dividend requirements and outstanding common shares adjusted accordingly. It also assumes that outstanding common shares were increased by shares issuable upon exercise of those stock options for which market price exceeds the exercise price, less shares which could have been purchased by us with the related proceeds. In periods of losses, diluted loss per share is computed on the same basis as basic loss per share as the inclusion of any other potential shares outstanding would be anti-dilutive. Due to the net losses reported dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented. At March 31, 2016, there are no outstanding common stock equivalents.

3. Stockholders' Equity

Stock Issued for Services

None.

Stock Issued for Cash

During the three months ended March 31, 2016, we issued 555,693,880 shares of our common stock in exchange for cash. The shares sold for cash and were subscribed at $.0008 average per share.

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

Interest accrued to March 31, 2016 is $561,891.

5. Promissory Note Payable

In February 2016, the Company, and St. George Investments, LLC, entered into a Securities Purchase Agreement for the sale of (i) an unsecured promissory note (the "Note") in the principal amount of $655,000 and (ii) a warrant (the "Warrant") exercisable for five years for 125,961,538 shares of common stock of the Company. The Company received $500,000 of proceeds from the issuance of the Note net of fees and other expenses of $155,000. The Note is due on August 22, 2016.

Initial Fair Value of Warrants issued

Pursuant to ASC 480-10 Distinguishing liabilities from equity and ASC 815-40 Contracts in an Entity's Own Equity, the common stock purchase warrants are classified as a derivative liability as the Company cannot control their ability to gross settle the financial instruments with registered securities. The fair value of the warrants issued pursuant to the February 2016 Securities Purchase Agreement was $148,862. The weighted average inputs include contractual term of 5.0 years, volatility of 150% and risk free rate of 1.0%.

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

On January 3, 2016, Igor Dmitrowsky, Founder, President, Chairman, CEO and CFO of the Company died of natural causes. The Company Bylaws were amended and new management elected on January 5, 2016 as reported on the Company's 8-K/A filed February 10, 2016, and additionally on February 2, 2016 as reported on Company's 8-K filed February 4, 2016.

In the last quarter of 2010, Baltia purchased a Boeing 747 aircraft from Kalitta Air.

Baltia carries $1,000,000 aircraft liability insurance and will carry airline liability insurance as required for a US airline by DOT regulation.

Following the commencement of service on the JFK-St. Petersburg route, Baltia's objective is to serve many "open skies" cities in Europe, the Middle east, and South America.

Baltia intends to provide full service, i.e. passenger, cargo and mail.

There is currently no non-stop service from JFK to St. Petersburg. Connecting service is provided mainly by foreign carriers. Finnair, Lufthansa, SAS, and Aeroflot are the leading competitors in the US-Russia market. United Airlines code shares with Swiss International and Lufthansa connecting flights into St. Petersburg. Delta and two Russian airlines, Aeroflot and Transaero, currently operate between JFK and Moscow. With the exception of the JFK-Moscow route, there exists no non-stop competitive air transportation service on the routes for which Baltia intends to apply.

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

CRITICAL ACCOUNTING POLICIES

There have been no material changes to the Company's critical accounting policies and estimates as compared to the critical accounting policies and estimates and described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and filed on April 14, 2016, which we believe are the most critical to aid you in fully understanding and evaluating our reported financial results and the effect of the more significant judgments and estimates that we use in the preparation of our financial statements.

RESULTS OF OPERATIONS

We had no revenues during the three months ended March 31, 2016 because we cannot commence revenue flights until we complete the FAA certification, and cannot sell tickets until such time.

For the three month period ended March 31, 2016 and 2015, we reported general and administrative expenses of $370,862 and 2,422,850 respectively, a decrease of $2,051,988, or 85%. We reported a net loss of $688,432 and $2,810,390, for the three months ended March 31, 2016 and 2015, respectively, a decrease of $2,121,958, or 76%. This decrease is primarily attributable to the $2,051,988 decrease in general and administrative expenses, a $157,947 decrease in FAA certification costs, a $11,507 decrease in depreciation and an increase in gain on sales of fixed assets of $52,500, partially offset by an increase in interest of $153,984.

Our future ability to achieve profitability in any given future fiscal period remains highly contingent upon beginning flight operations. If commenced, there can be no assurance that such operations would be profitable.

LIQUIDITY AND CAPITAL RESOURCES

The Company may not have adequate readily available resources to fund operations through December 31, 2016. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our inception, we have incurred substantial operating and net losses, as well as negative operating cash flows. As of March 31, 2016, our working capital deficit was $2,352,899 and our stockholders' deficit was $3,464,380. Our stockholders' deficit at March 31, 2016 was $3,464,380, compared to $372,310 in stockholders' equity at December 31, 2015, an increase in stockholders' deficit of $92,070.

Our operating activities utilized $570,494 in cash during the three months ended March 31, 2016, a decrease of $2,184,978 from the $2,333,840 cash utilized in operating activities during the three months ended March 31, 2015.

For the three months ended March 31, 2016 and 2015, our financing activities provided cash of $728,585 and $2,851,603, respectively, primarily from the sale of our common stock and issuance of notes and loans. Our unrestricted cash balance increased to $40,209 at March 31, 2016 from $117,882 reported at March 31, 2015.

We had no significant planned capital expenditures, budgeted or otherwise, as of March 31, 2016

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Baltia plans to initiate its scheduled service with nonstop flights from New York to St.Petersburg, Russia. The current economic sanctions on Russia may impact the passengers, cargo and mail carried on those flights.

Item 4T. Controls and Procedures.

Our Chief Executive and Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2016, has concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Our Chief Executive and Financial Officer also concluded that, as of March 31, 2016, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2016 we issued 555,693,880 shares of our common stock in exchange for cash. The shares were valued at $0.0008 per share at the time of issuance. The shares are not registered and are subject to restrictions as to transferability.

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

3.1.11 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on January 21, 2016).Incorporated by reference to Exhibit 1 as reported on Baltia Air Lines's Form 8-K/A filed May 13, 2016.

3.2.1 Bylaws of Baltia Air Lines, Inc. (amended and ratified November 7, 2011)   Incorporated by reference to Exhibit 3.2.2 to Baltia Air Lines Inc.'s Form 10-K/A for the year ended December 31, 2010, filed December 21, 2011.

3.2.2 Bylaws of Baltia Air Lines, Inc. (amended January 5, 2016)   Incorporated by reference to Exhibit 1 to Baltia Air Lines Inc.'s Form 8-K/A, filed February 10, 2016.

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

10.5 - Aircraft and/or Engine Maintenance Services Agreement between Kalitta Air, LLC and Baltia Air Lines, Inc., and Letter Agreement to Extend Aircraft Maintenance Service Agreement between Kalitta Air and Baltia Air Lines, Inc. effective December 24, 2015 until December 24, 2017 with 1-year extension with 60-day notice. Incorporated by reference to Exhibit 10.5 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2015.

10.10 - Certificate of Insurance, Port Authority of New York and New Jersey insured, Airport Premises, effective December 24, 2015 to December 24, 2016. Incorporated by reference to Exhibit 10.10 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2015.

10.12 - John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.12.1 - Certificate of Insurance, JFK International Air Terminal LLC insured, Terminal 4 Leased space to Baltia Air Lines, Inc., effective December 24, 2015 to December 24, 2016. Incorporated by reference to Exhibit 10.12.1 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2015.

10.14 - Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from August 19, 2015 until August 18, 2016.   Incorporated by reference to Exhibit 10.14 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2015.

10.14.2 - Certificate of Insurance, Wayne County Airport Authority insured, Detroit Metro Airport Premises, effective December 24, 2015 to December 24, 2016. Incorporated by reference to Exhibit 10.14.2 to Baltia Air Lines Inc.'s report on Form 10-K for the year ended December 31, 2015.

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

10.17 - Purchase of Cessna Citation 500 aircraft N606KR. Incorporated by reference to Form 8-K filed May 21, 2013. (NOTE: Aircraft has been sold as reported on Company's 8-K filed March 22, 2016)

10.18 - Loan Agreement (amended) dated October 14, 2013 between Baltia Air Lines, Inc. and Eastern Construction & Electric, Inc. for purchase of Boeing 747 aircraft.   Incorporated by reference to Exhibit 10.18 to Company's 10-Q for 3rd quarter 2013 filed November 19, 2013.

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

10.29 - 121 Inflight Catering, Inc., Services Agreement dated October 7, 2014 effective to October 7, 2015. Incorporated by reference to Exhibit 10.29 to Company's 10-K for period ending December 31, 2014, filed April 15, 2015. (renewal pending flight operations)

10.30 - Workers Compensation and Liability Insurance - NY - State Insurance fund. 4-6-2015 through 4-6-2016. Incorporated by reference to Exhibit 10.30 to Company's 10-Q for period ending March 31, 2015, filed May 14, 2015 - (canceled)

10.31 - Workers Compensation and Liability Insurance - Michigan - Travellers - 4-6-2015 through 4-6-2016. Incorporated by reference to Exhibit 10.31 to Company's 10-Q for period ending March 31, 2015, filed May 14, 2015

10.32 - Employment contracts - senior management, executed but not in effect pending FAA certification or commencement of revenue flight operations. Incorporated by reference to Exhibit 10.32 to Company's 10-Q for period ending June 30, 2015, filed August 18, 2015.

10.33 - Claim of Lien and transmittal correspondence - Kalitta Maintenance, May 20, 2015. Incorporated by reference to Exhibit 10.33 to Company's 10-Q for period ending June 30, 2015, filed August 18, 2015.

10.34 - Securities Purchase Agreement between Company and St. George Investments LLC dated February 22, 2016. Incorporated by reference to Exhibits attached to Company's 8-K filed February 26, 2016.

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

DATED: May 20, 2016

BALTIA AIR LINES, INC.

/s/ Russell Thal
Chairman and President
Russell Thal
(Principal Executive Officer)

/s/ Anthony D. Koulouris
Interim Chief Financial Officer
Anthony D. Koulouris
(Principal Accounting Officer)

EXHIBIT 31.1

BALTIA AIR LINES, INC.

OFFICER'S CERTIFICATE PURSUANT TO SECTION 302

I, Russell Thal, the Chief Executive Officer and Anthony Koulouris, Interim Chief Financial Officer of Baltia Air Lines, Inc., certify that:

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

Date: May 20, 2016

/s/ Russell Thal
Chairman and President
Russell Thal
(Principal Executive Officer)

/s/ Anthony D. Koulouris
Interim Chief Financial Officer
Anthony D. Koulouris
(Principal Accounting Officer)

EXHIBIT 32.1

BALTIA AIR LINES, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report Baltia Air Lines, Inc. (the “Company”) on Form 10-Q for the period ended March 31, 2016 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Russell Thal, Chief Executive Officer and Anthony Koulouris Interim Chief Financial Officer (principal accounting officer) of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: May 20, 2016

/s/ Russell Thal
Chairman and President
Russell Thal
(Principal Executive Officer)

/s/ Anthony D. Koulouris
Interim Chief Financial Officer
Anthony D. Koulouris
(Principal Accounting Officer)