Form 10-Q/A
period 2016-03-31
BALTIA AIR LINES INC
filed 2016-05-20
CIK 869187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

Date of Report: May 20, 2016 / Date of Original Report: May 20, 2016

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

EXPLANATORY NOTE: This amended filing is made because the attached XBRL files were not accepted. Nothing in the filing other than the XBRL attachments have been changed.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBITS

3. CORPORATE CERTIFICATES AND BYLAWS

3.1.1 Certificate of Incorporation (as amended) of Baltia Air Lines, Inc.   Incorporated by reference to Exhibit 3.1.1 to Baltia Air Lines, Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.2 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on June 24, 2011)   Incorporated by reference to Exhibit 3.1.2 to Baltia Air Lines, Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.3 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on May 24, 2012)   Incorporated by reference to Exhibit 3.1.3 to Baltia Air Lines, Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.4 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on December 27, 2012).   Incorporated by reference to Exhibit 3.1.4 to Baltia Air Lines, Inc.'s reported on Form 10-K, for the year ended December 31, 2012, as filed April 16, 2013

3.1.5 Certificate of Incorporation amendment of Baltia Air Lines, Inc. (as amended and filed on July 29, 2013). Incorporated by reference to Exhibit 3.1.5 as reported on Baltia Air Lines's Form Q-10 filed 21 August 2013.

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

3.2.1 Bylaws of Baltia Air Lines, Inc. (amended and ratified November 7, 2011)   Incorporated by reference to Exhibit 3.2.2 to Baltia Air Lines, Inc.'s Form 10-K/A for the year ended December 31, 2010, filed December 21, 2011.

3.2.2 Bylaws of Baltia Air Lines, Inc. (amended January 5, 2016)   Incorporated by reference to Exhibit 1 to Baltia Air Lines, Inc.'s Form 8-K/A, filed February 10, 2016.

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

10.5 - Aircraft and/or Engine Maintenance Services Agreement between Kalitta Air, LLC and Baltia Air Lines, Inc., and Letter Agreement to Extend Aircraft Maintenance Service Agreement between Kalitta Air and Baltia Air Lines, Inc. effective December 24, 2015 until December 24, 2017 with 1-year extension with 60-day notice. Incorporated by reference to Exhibit 10.5 to Baltia Air Lines, Inc.'s report on Form 10-K for the year ended December 31, 2015.

10.10 - Certificate of Insurance, Port Authority of New York and New Jersey insured, Airport Premises, effective December 24, 2015 to December 24, 2016. Incorporated by reference to Exhibit 10.10 to Baltia Air Lines, Inc.'s report on Form 10-K for the year ended December 31, 2015.

10.12 - John F. Kennedy Airport - Terminal 4, Lease Agreement between JFK International Air Terminal, LLC and Baltia Air Lines, dated November 17, 2008, effective until terminated by either party. Incorporated by reference to Exhibit 10.12 to Baltia Air Lines, Inc.'s report on Form 10-K for the year ended December 31, 2012.

10.12.1 - Certificate of Insurance, JFK International Air Terminal LLC insured, Terminal 4 Leased space to Baltia Air Lines, Inc., effective December 24, 2015 to December 24, 2016. Incorporated by reference to Exhibit 10.12.1 to Baltia Air Lines, Inc.'s report on Form 10-K for the year ended December 31, 2015.

10.14 - Willow Run Airport facility lease between Wayne County Airport Authority and Baltia Air Lines, effective from August 19, 2015 until August 18, 2016.   Incorporated by reference to Exhibit 10.14 to Baltia Air Lines, Inc.'s report on Form 10-K for the year ended December 31, 2015.

10.14.2 - Certificate of Insurance, Wayne County Airport Authority insured, Detroit Metro Airport Premises, effective December 24, 2015 to December 24, 2016. Incorporated by reference to Exhibit 10.14.2 to Baltia Air Lines, Inc.'s report on Form 10-K for the year ended December 31, 2015.

10.14.3 - Certificate of Insurance, Wayne County Airport Authority insured, LC Smith Airport Premises, effective September 15, 2015 to September 15, 2016. Incorporated by reference to Exhibit 10.14.3 to Company's 10-Q for period ending September 30, 2015, filed November 17, 2015.

10.15 - Pulkovo Airport facility SubLease Agreement between LLC Northern Capital Gateway and Baltia Air Lines, effective from March 1, 2013, auto renewed unless objected to by Sublessor. Incorporated by reference to Exhibit 10.15 to Company's 10-Q for period ending March 30, 2014, filed May 20, 2014

10.16 - Contract affirmed by Board resolution affirming Agreements between the Company and its officers agreeing not to sell the shares issued to them until the Company receives FAA Certification and commence its revenue flights. Incorporated by reference to Exhibit 10.16 to Baltia Air Lines, Inc.'s report on Form 10-K for the year ended December 31, 2012.

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